Form 10-Q
period 1995-04-30
BOETTCHER PENSION INVESTORS LTD
filed 1995-06-16
CIK 745895

                                                            Total # of Pages: 15




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q




(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     APRIL 30, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                      TO
     -----------------   ----------------------
COMMISSION FILE NUMBER   0-13219

                       BOETTCHER PENSION INVESTORS LTD.
- - --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          COLORADO                                          84-0948497
- - ---------------------------------------           ------------------------------
  (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

      77 WEST WACKER DRIVE
        CHICAGO, ILLINOIS                                     60601
- - ----------------------------------------          ------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (312) 574-6000


  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       ------   ------

                                     INDEX


                                                                            Page
PART I.  Financial Information

Item 1.  Financial Statements (unaudited)

            Balance Sheets -
                 April 30, 1995 and October 31, 1994                         3

            Statements of Operations -
                 Three and six months ended April 30, 1995 and 1994          4

            Statement of Partners' Capital -
                 Six months ended April 30, 1995                             5

            Statements of Cash Flows -
                 Six months ended April 30, 1995 and 1994                    6

            Notes to Financial Statements                                    7


Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              10

PART II.    Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   13


SIGNATURE                                                                   14

PART I.  Financial Information

Item 1.  Financial Statements

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)


                                                             April 30,              October 31,
            Assets                                             1995                    1994
                                                            -----------             -----------
Real estate investments, at gross cost
  Properties held for sale                                $ 10,808,163              10,808,163
    Less accumulated depreciation                           (1,123,444)             (1,002,590)
  Allowance for loss                                        (1,086,827)             (1,086,827)
                                                          ------------              ----------
                                                             8,597,892               8,718,746
                                                          ------------              ----------
Cash and cash equivalents at cost,
  which approximates market value                              497,002                 540,941
Deferred leasing costs, net of
  accumulated amortization of
  $259,588 and $241,212, respectively                           93,822                  97,938
Accounts receivable and other assets                           129,875                 117,948
                                                          ------------              ----------
                                                          $  9,318,591               9,475,573
                                                          ============              ==========
    Liabilities and Partners' Capital

Mortgage payable                                          $  5,876,372               5,910,814
Accounts payable and accrued liabilities                        14,026                  21,996
Payable to managing general partner                             27,698                   7,663
Property taxes payable                                          30,406                  76,965
Accrued interest payable                                        46,521                  46,794
Other liabilities                                               39,942                  39,266
                                                          ------------              ----------
    Total liabilities                                        6,034,965               6,103,498
                                                          ------------              ----------
Partners' capital (deficit):
  General partners                                             (42,502)                (42,502)
  Limited partners                                           3,326,128               3,414,577
                                                          ------------              ----------
    Total partners' capital                                  3,283,626               3,372,075
                                                          ------------              ----------
                                                          $  9,318,591               9,475,573
                                                          ============              ==========



See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Operations

              Three and Six Months Ended April 30, 1995 and 1994
                                  (Unaudited)

                                                               Three Months Ended                Six  Months Ended
                                                                  April 30,                          April 30,
                                                               ------------------                -----------------
                                                               1995          1994                1995         1994
                                                               ----          ----                ----         ----
Revenue:
  Rental income                                              $304,998    $322,814              $622,943    $629,374
  Interest income                                               4,108       3,732                 9,102       7,211
  Tenant reimbursements and
    other income                                               60,960      76,044               127,277     146,632
                                                             --------    --------              --------    --------
                                                              370,066     402,590               759,322     783,217
                                                             --------    --------              --------    --------
Expenses:
  Interest                                                    139,703     140,802               279,815     282,463
  Depreciation and
    amortization                                               69,414      68,920               139,231     136,888
  Property taxes                                               31,196      32,362                62,392      65,424
  Fees and reimbursements to
    managing general partner                                    7,479       7,118                15,163      15,547
  Other management fees                                        15,115      17,027                30,772      31,654
  Repairs and maintenance                                      25,472      18,994                45,372      42,953
  Utilities                                                     6,896      10,151                19,825      20,207
  General and administrative                                   16,853      16,038                40,861      39,143
                                                             --------    --------              --------    --------
                                                              312,128     311,412               633,431     634,279
                                                             --------    --------              --------    --------
    Net Earnings                                             $ 57,938    $ 91,178              $125,891    $148,938
                                                             ========    ========              ========    ========
Net earnings per limited
  partnership unit using the
  weighted average number of
  limited partnership units
  outstanding of 10,717                                         $5.41       $8.51                $11.75      $13.90
                                                                =====       =====                ======      ======


See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Statement of Partners' Capital

                        Six Months ended April 30, 1995
                                  (Unaudited)



                                                                                                       Total
                                                              General             Limited              partners'
                                                              partners            partners             capital
                                                              ---------           --------             ---------
Capital (deficit) at
   November 1, 1994                                           $(42,502)          3,414,577             3,372,075

Distributions to limited partners                                 -               (214,340)             (214,340)

Net earnings for the six months
  ended April 30, 1995                                            -                125,891               125,891
                                                              --------           ---------             ---------
Capital (deficit) at
   April 30, 1995                                             $(42,502)          3,326,128             3,283,626
                                                              ========           =========             =========


See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)


                                                                           Six Months Ended
                                                                              April 30,
                                                                         --------------------
                                                                         1995            1994
                                                                         ----            ----
Cash flows from operating activities:
  Net earnings                                                        $ 125,891        148,938
  Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation and amortization                                    139,231        136,888
  Change in operating assets and liabilities:
       Increase in accounts receivable
         and other assets                                               (11,927)       (32,154)
       Decrease in accounts payable
         and accrued liabilities                                         (7,970)        (6,576)
       Increase (decrease) in payable to managing
         general partner                                                 20,035         (9,280)
       Decrease in property taxes payable                               (46,559)       (47,027)
       (Decrease) increase in accrued
         interest payable                                                  (273)         4,417
       Increase (decrease) in other liabilities                             676        (13,489)
                                                                      ---------        -------
         Net cash provided by
           operating activities                                         219,104        181,717
Cash flows used in investing activities -
  Increase in deferred leasing costs                                    (14,261)       (24,568)
                                                                      ---------        -------
Cash flows used by financing activities:
  Distributions to limited partners                                    (214,340)       (53,585)
  Reduction in mortgage payable                                         (34,442)       (30,771)
                                                                      ---------        -------
         Net cash used by financing activities                         (248,782)       (84,356)
                                                                      ---------        -------
Net increase (decrease) in cash and cash equivalents                    (43,939)        72,793

Cash and cash equivalents at October 31                                 540,941        660,936
                                                                      ---------        -------
Cash and cash equivalents at January 31                               $ 497,002        733,729
                                                                      =========       ========
Supplemental schedule of cash flow information:

  Interest paid in cash during the period                             $ 280,088       $222,130
                                                                      =========       ========


See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 April 30, 1995
                                  (Unaudited)


(1)      Financial Statement Adjustments and Footnote Disclosure

         The accompanying financial statements are unaudited. However, Boettcher Affiliated Investors L.P., ("BAILP"), the Managing General Partner of Boettcher Pension Investors Ltd. (the "Partnership"), believes all material adjustments necessary for a fair presentation of the interim financial statements have been made and that such adjustments are of a normal and recurring nature. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. BAILP believes the disclosures made are adequate to make the information not misleading and suggests that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Pension Investors Ltd. October 31, 1994 Annual Report.

(2)      Significant Accounting Principles

         Income Taxes

         No provision has been made for federal income taxes, as the taxable income (loss) is reported by the partners rather than the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes, primarily depreciation.

         Real Estate Investments

         Properties held for sale are recorded at the lower of cost or fair market value, based upon independent appraised values.

         Building and improvements are depreciated using the straight-line method over an estimated useful life of 30 years. Equipment and furnishings are depreciated using the straight-line method over an estimated useful life of 10 years. Renewals and betterments are capitalized and repairs and maintenance are charged to operations as incurred.

         Deferred Leasing Costs

         Costs associated with the leasing of the Partnership's three retail shopping centers are deferred and amortized over the life of the related leases. These costs are comprised of lease commissions and construction costs related to the buildout of tenant space.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                                 April 30, 1995
                                  (Unaudited)

(2)      Continued

         Statements of Cash Flows

         For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following:

                                                     As of April 30,
                                                   1995            1994
                                                 ------------------------
         Money market fund                       $460,005       635,139
         Operating cash                            36,997        98,590
                                                 --------       -------
            Cash and cash equivalents            $497,002       733,729
                                                 ========       =======

         Reclassifications

         Certain fiscal 1994 amounts have been reclassified for comparability with fiscal 1995 financial statement presentation.

(3)      Real Estate Investments

         Clackamas Corner
         On November 2, 1994, House of Fabrics, Inc. and its subsidiaries ("HOF"), including Fabricland, Inc. ("Fabricland"), filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Fabricland is the Partnership's largest tenant at Clackamas Corner, occupying 10,000 square feet, with a base rental obligation of $80,000 per year.

         One of the stated objectives of HOF's management for the reorganization is the elimination of marginal stores and the termination of the related leases. To date, Fabricland has continued to make monthly rental payments for its lease at Clackamas Corner and the Managing General Partner is unable to determine at this time whether or not the lease will be terminated in conjunction with HOF's reorganization.

(4)      Transactions with Related Parties

         BAILP is the Managing Agent of the Partnership and is paid property management, loan lease servicing, and acquisition fees for its services to the Partnership. The property management fee is equal to 5% of gross receipts from the properties, less management fees paid to others. The property management fee earned by BAILP amounted to $3,351 for the three months ended April 30, 1995.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                                 April 30, 1995
                                  (Unaudited)

(4)      Continued

         The Partnership also reimburses BAILP for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due BAILP for such reimbursements amounted to $4,128 for the three months ended April 30, 1995.

(5)      Properties Held for Sale

         As of April 30, 1995, the Partnership has recorded its real estate investments as properties held for sale. The Managing General Partner is attempting to sell the Properties and liquidate the Partnership in 1995. However, there can be no assurances that the Partnership will sell the Properties in 1995. The Partnership's ability to sell Clackamas Corner has been adversely affected by the recent bankruptcy filing of the shopping center's major tenant, Fabricland, as more fully described in Note 3. The Partnership has entered into three separate listing agreements with unrelated real estate firms to act as the exclusive selling agents for the sale of Parkway Village, Lindsay-Main Plaza and Clackamas Corner. The Partnership believes that the sales of these Properties, if and when consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway; however, the sales transactions may not be all cash and may include deferred payment arrangements. The Partnership intends to apply any net sales proceeds to first maintain sufficient cash reserves, as determined by the Managing General Partner, and, thereafter, to make distributions to limited partners.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three and six months ended April 30, 1995, the Partnership generated total revenue of $370,066 and $759,322, and incurred total expenses of $312,128 and $633,431, resulting in net earnings of $57,938 and $125,891 respectively.
A summary of the Partnership's operations and period-to-period comparisons is presented below:




                 Three Months Ended April 30        Six Months Ended April 30
                    (dollars in thousands)             (dollars in thousands)
                 ---------------------------        --------------------------
                               Amount                             Amount
                                 of       %                        of      %
                 1995   1994   Change   Change      1995   1994  Change  Change
                 ----   ----   ------   ------      ----   ----  ------  ------
Total Revenue    $370   402     (32)     (8%)       $759   783    (24)     (3%)
Total Expenses    312   311       1     0.3%         633   634     (1)   (0.2%)
                  ---   ---    ----                 ----   ---    ---
Net Earnings     $ 58    91     (33)    (36%)       $126   149    (23)     15%
                 ====   ===    ====     ===         ====   ===    ===    ====



The Partnership's net earnings decreased $33,240 (36%) and $23,047 (15%) for the three and six months ended April 30, 1995 when compared with the corresponding periods of fiscal 1994. The Partnership's properties generated rental income of $304,998 and $622,943 for the three and six months ended April 30, 1995, representing decreases of $17,816 (5%) and $6,431 (1%) when compared with the corresponding periods in fiscal 1994. Parkway Village's average occupancy decreased 3% and the average effective rental rate decreased $.11 to $8.87 for the second quarter of fiscal 1995 when compared with the second quarter of fiscal 1994. Lindsay-Main Plaza's average occupancy increased 8% to 46% and the average effective rental rate decreased $1.97 to $4.20 per square foot for the second quarter of fiscal 1995 when compared with the second quarter of fiscal 1994. At Clackamas Corner, average occupancy decreased 5% to an average of 95%, and the average effective rental rate decreased $.19 to $10.58 for the second quarter of fiscal 1995 when compared with the corresponding period in fiscal 1994.

Tenant reimbursements and other income decreased $15,084 (20%) and $19,335 (13%) for the three and six months ended April 30, 1995 when compared to the corresponding periods in fiscal 1994; the combined result of decreased average occupancy at Parkway Village and Clackamas Corner and decreased reimbursable expenses billed back to tenants at Parkway Village.

A summary of average occupancy and average effective rental rates for the Partnership's properties is presented below.

                                  For the three months ended April 30,
                                  ------------------------------------

Shopping Center                               1995            1994
- - ---------------                               ----            ----
Parkway Village
(102,356 net rentable square feet)              97%            100%
Average effective rental rate (a)            $8.87           $8.98

Lindsay-Main Plaza
(37,000 net rentable square feet)               46%             38%
Average effective rental rate (a)            $4.20           $6.17

Clackamas Corner
(26,500 net rentable square feet)             95%              100%
Average effective rental rate (a)          $10.58           $10.77

(a) Average effective rental rates are stated in terms of an average annual rate per square foot. Effective rates take into account the effect of leasing concessions and bad debts. These rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the property.

Total expenses incurred by the Partnership for the three and six months ended April 30, 1995 were $312,128 and $633,431, respectively, representing relatively no change when compared to the same periods in fiscal 1994.
Property tax expense decreased $3,032 for the six months ended April 30, 1995 when compared with the corresponding period in fiscal 1994, as property tax assessments decreased at both Parkway Village and Clackamas Corner. Repairs and maintenance expense increased $2,419 for the six months ended April 30, 1995 when compared with 1994, primarily the result of roof repairs completed at Lindsay-Main and general parking lot repairs at Parkway Village. Depreciation and amortization expense increased $2,343 for the six months ended April 30, 1995 when compared with the corresponding period in 1994, the result of increased amortization of leasing costs associated with the increased leasing efforts at Clackamas Corner. All other expense items remained relatively constant for the six months ended April 30, 1995 when compared with the same period in 1994.

Liquidity and Capital Resources

Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $497,002 at April 30, 1995, representing a decrease of $43,939 when compared with fiscal 1994 year-end balances. Net cash provided by operating activities for the six months ended April 30, 1995 equaled $219,104. As a result of the payment of property taxes in the first six months of fiscal 1995, property taxes payable decreased $46,559 while accounts receivable and other assets, which include prepaid expenses, increased $11,927 when compared with fiscal 1994 year-end balances. The payable to Managing General Partner increased $20,035 at April 30, 1995 when compared to the fiscal 1994 year-end balance, primarily due to the accrual of fees and reimbursable expenses related to operations for the six months ended April 30, 1995. Accounts payable and accrued liabilities decreased $7,970 at April 30, 1995 when compared to the fiscal 1994 year-end balance due to payments in the second quarter of fiscal 1995 of lease commissions at all of the Partnership's properties and audit fees related to the fiscal 1994 year-end audit.

Net cash used in investing activities for the six months ended April 30, 1995 equaled $14,261. The Partnership's deferred leasing costs in fiscal 1995 include costs related to lease commissions and tenant improvement costs associated with the leasing of vacant space to new tenants and the renewal of existing tenants at all of the Partnership's properties.

Net cash used by financing activities equaled $248,782 for the six months ended April 30, 1995 and is the combined result of distributions to limited partners and a reduction in mortgage principal of $34,442 related to the Parkway mortgage. On March 17, 1995 and December 23, 1994 distributions of $10 per limited partnership unit were made totalling $214,340.

To the knowledge of the Managing General Partner, all properties are generally in good physical condition. In fiscal 1995 budgeted tenant finish costs and lease commissions total approximately $52,200 and $31,000, respectively. These tenant finish costs and lease commissions are budgeted in anticipation of leasing vacant space and renewing existing tenant leases at all of the Partnership's properties. Should additional costs be required at the Partnership's properties, it is currently anticipated that the funds required for such expenditures would be made available either from cash flow generated from property operations or from Partnership cash reserves.

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of April 30, 1995, the Partnership had $497,002 in cash reserves, while the minimum required amount was $214,340. The Partnership intends to apply net cash flow generated from Partnership operations in fiscal 1995 to maintain sufficient cash reserves as determined by the Managing General Partner. Thereafter, the Partnership intends to distribute to limited partners operating cash flow deemed to be in excess of amounts required to fund anticipated Partnership liabilities.

As of April 30, 1995 the Partnership has recorded its real estate investments as properties held for sale. The Managing General Partner is attempting to sell the Properties and liquidate the Partnership in 1995. However, there can be no assurances that the Partnership will sell the Properties in 1995. The Partnership's ability to sell Clackamas Corner has been adversely affected by the recent bankruptcy filing of the shopping center's major tenant, Fabricland, as more fully described in Note 3 of the Notes to the Financial Statements as contained in Item 1 of this report. The Partnership has entered into three separate listing agreements with unrelated real estate firms to act as the exclusive selling agents for the sale of Parkway Village, Lindsay-Main Plaza and Clackamas Corner. The Partnership believes that the sales of these Properties, if and when consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway Village; however, the sales transactions may not be all cash and may include deferred payment arrangements to the Partnership. The Partnership intends to first apply any net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner, and, thereafter, to make distributions to limited partners.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (b)      Reports on Form 8-K

                   No reports on Form 8-K were required to be filed by the Registrant during the period for which this report is filed.

                                   SIGNATURE

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BOETTCHER PENSION INVESTORS LTD.
                                                (Registrant)

                                    By:   Boettcher Affiliated Investors L.P.
                                          Managing General Partner

                                          By:   Boettcher Properties, Ltd.
                                                Managing General Partner

                                                By:   BPL Holdings, Inc.
                                                      Managing General Partner

Dated: June 16, 1995                            By:   /s/Thomas M. Mansheim
                                                      -------------------------
                                                      Thomas M. Mansheim
                                                      Treasurer; Principal
                                                      Financial and Accounting
                                                      Officer of the Partnership