Form 10-Q/A
period 1995-04-30
BOETTCHER PENSION INVESTORS LTD
filed 1995-07-19
CIK 745895

                                                            Total # of Pages: 15




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-Q/A




(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     APRIL 30, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                      TO
     -----------------   ----------------------
COMMISSION FILE NUMBER   0-13219

                       BOETTCHER PENSION INVESTORS LTD.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          COLORADO                                          84-0948497
- ---------------------------------------           ------------------------------
  (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

      77 WEST WACKER DRIVE
        CHICAGO, ILLINOIS                                     60601
- ----------------------------------------          ------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (312) 574-6000


  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       ------   ------

                                     INDEX


                                                                            Page


PART II.    Other Information

Item 6.  Exhibit 27 Financial Data Schedule


SIGNATURE                                                                   14

PART II.  OTHER INFORMATION

Item 6.   Exhibit 27 Financial Data Schedule

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