Form 10-Q
period 1995-07-31
BOETTCHER PENSION INVESTORS LTD
filed 1995-09-13
CIK 745895

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q




(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JULY 31, 1995        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _____________________ TO _________________________

COMMISSION FILE NUMBER   0-13219

                       BOETTCHER PENSION INVESTORS LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           COLORADO                                           84-0948497
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


      77 WEST WACKER DRIVE
       CHICAGO, ILLINOIS                                        60601
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (312) 574-6000


  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I.  Financial Information

Item 1.  Financial Statements (unaudited)

         Balance Sheets -
                 July 31, 1995 and October 31, 1994                                                         3

         Statements of Operations -
                 Three and nine months ended July 31, 1995 and 1994                                         4

         Statement of Partners' Capital -
                 Nine months ended July 31, 1995                                                            5

         Statements of Cash Flows -
                 Nine months ended July 31, 1995 and 1994                                                   6

         Notes to Financial Statements                                                                      7


Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                             10

PART II.    Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                  14

SIGNATURE                                                                                                  15

PART I.  Financial Information

Item 1.  Financial Statements

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)


                                 Balance Sheets
                                  (Unaudited)


                                                                                  July 31,             October 31,
            Assets                                                                1995                    1994
            ------                                                             -----------             -----------
Real estate investments, at gross cost
  Properties held for sale                                                    $10,808,163              10,808,163
    Less accumulated depreciation                                              (1,183,871)             (1,002,590)
  Allowance for loss                                                           (1,086,827)             (1,086,827)
                                                                              -----------              ----------
                                                                                8,537,465               8,718,746
                                                                              -----------              ----------

Cash and cash equivalents at cost,
  which approximates market value                                                 655,817                 540,941
Deferred leasing costs, net of
  accumulated amortization of
  $269,970 and $241,212, respectively                                             111,840                  97,938
Accounts receivable and other assets                                              131,502                 117,948
                                                                              -----------              ----------

                                                                              $ 9,436,624               9,475,573
                                                                              ===========              ==========

    Liabilities and Partners' Capital
    ---------------------------------

Mortgage payable                                                              $ 5,858,530               5,910,814
Accounts payable and accrued liabilities                                           15,142                  21,996
Payable to managing general partner                                                44,905                   7,663
Property taxes payable                                                             56,007                  76,965
Accrued interest payable                                                           46,380                  46,794
Other liabilities                                                                  58,534                  39,266
                                                                              -----------              ----------

    Total liabilities                                                           6,079,498               6,103,498
                                                                              -----------              ----------

Partners' capital (deficit):
  General partners                                                                (42,502)                (42,502)
  Limited partners                                                              3,399,628               3,414,577
                                                                              -----------              ----------

    Total partners' capital                                                     3,357,126               3,372,075
                                                                              -----------              ----------

                                                                              $ 9,436,624               9,475,573
                                                                              ===========              ==========

See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Operations

               Three and Nine Months Ended July 31, 1995 and 1994
                                  (Unaudited)



                                               Three Months Ended                         Nine Months Ended
                                                     July 31,                                  July 31,
                                                ------------------                        -----------------
                                                1995          1994                        1995         1994
                                                ----          ----                        ----         ----
Revenue:
  Rental income                            $320,521              $318,316          $  943,464           $  947,690
  Interest income                             4,517                 6,027              13,619               13,238
  Tenant reimbursements and
    other income                             69,447                63,256             196,724              209,888
                                           --------              --------          ----------           ----------

                                            394,485               387,599           1,153,807            1,170,816
                                           --------              --------          ----------           ----------




Expenses:
  Interest                                  139,282              141,393              419,097              423,856
  Depreciation and
    amortization                             70,808               69,207              210,039              206,096
  Property taxes                             31,197                32,462              93,589               97,886
  Fees and reimbursements to
    managing general partner                  7,304                 8,906              22,467               24,453
  Other management fees                      16,204                14,394              46,976               46,048
  Repairs and maintenance                    24,901                28,828              70,273               71,780
  Utilities                                  13,480                 9,285              33,305               29,492
  General and administrative                 17,809                17,734              58,670               56,877
                                           --------              --------          ----------           ----------

                                            320,985               322,209             954,416              956,488
                                           --------              --------          ----------           ----------

     Net Earnings                          $ 73,500              $ 65,390          $  199,391           $  214,328
                                           ========              ========          ==========           ==========


Net earnings per limited
  partnership unit using the
  weighted average number of
  limited partnership units
  outstanding of 10,717                       $6.86                 $6.10             $18.61               $20.00
                                              =====                 =====             ======               ======


See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Statement of Partners' Capital

                        Nine Months ended July 31, 1995
                                  (Unaudited)



                                                                                                        Total
                                                                 General            Limited             partners'
                                                                 partners           partners            capital
                                                                 --------           --------            ---------

Capital (deficit) at
   November 1, 1994                                             $(42,502)          3,414,577            3,372,075

Distributions to limited partners                                    -              (214,340)           (214,340)

Net earnings for the nine months
  ended July 31, 1995                                                -               199,391              199,391
                                                                --------           ---------            ---------

Capital (deficit) at
   July 31, 1995                                                $(42,502)          3,399,628            3,357,126
                                                                ========           =========            =========



See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)


                                                                                          Nine Months Ended
                                                                                               July 31,
                                                                                    --------------------------------
                                                                                      1995                     1994
                                                                                      ----                     ----
Cash flows from operating activities:
         Net earnings                                                             $  199,391                  214,328
         Adjustments to reconcile net earnings
                 to net cash provided by
                 operating activities:
                          Depreciation and amortization                              210,039                  206,096
         Change in operating assets and liabilities:
                          Increase in accounts receivable
                                  and other assets                                   (13,554)                 (18,258)
                          Decrease in accounts payable
                                   and accrued liabilities                            (6,854)                 (16,114)
                          Increase in payable to managing
                                  general partner                                     37,242                    1,621
                          Decrease in property taxes payable                         (20,958)                 (21,193)
                          Decrease in accrued
                                  interest payable                                      (414)                 (55,916)
                          Increase (decrease) in other
                                  liabilities                                         19,268                  (26,563)
                                                                                      ------                 --------
                                  Net cash provided by
                                    operating activities                             424,160                  284,001

Cash flows used in investing activities -
         Additions to real estate investments                                             --                  (15,517)
         Increase in deferred leasing costs                                          (42,660)                 (29,304)
                                                                                     -------                 --------
                 Net cash used in investing activities                               (42,660)                 (44,821)
                                                                                    --------                 --------
Cash flows used by financing activities:
         Distributions to limited partners                                          (214,340)                 (80,378)
         Reduction in mortgage payable                                               (52,284)                 (53,969)
                                                                                     -------                 --------
                 Net cash used by financing activities                              (266,624)                (134,347)

Net increase in cash and cash equivalents                                            114,876                  104,833

Cash and cash equivalents at October 31                                              540,941                  660,936

Cash and cash equivalents at July 31                                                $655,817                  765,769
                                                                                    ========                 ========

Supplemental schedule of cash flow information:

         Interest paid in cash during the period                                    $419,511                 $479,772
                                                                                    ========                 ========


See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 July 31, 1995
                                  (Unaudited)


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

                                 July 31, 1995
                                  (Unaudited)

(2)      Continued

         Statements of Cash Flows
         For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following:

                                                                        As of July 31,
                                                                      1995            1994
                                                                    ------------------------
         Money market fund                                          $603,978         765,769
         Operating cash                                               51,839              --
                                                                    --------         -------
            Cash and cash equivalents                               $655,817         765,769
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

         One of the stated objectives of HOF's management for the reorganization is the elimination of marginal stores and the termination of the related leases. HOF's management recently received an extension of time, until January 31, 1996, from the bankruptcy court in which it may decide to reject or extend any real property leases. To date, Fabricland has continued to make monthly rental payments for its lease at Clackamas Corner. As such, the Managing General Partner is unable to determine at this time whether or not the lease will be terminated in conjunction with HOF's reorganization.

(4)      Transactions with Related Parties

         BAILP is the Managing Agent of the Partnership and is paid property management, loan lease servicing, and acquisition fees for its services to the Partnership. The property management fee is equal to 5% of gross receipts from the properties, less management fees paid to others. The property management fee earned by BAILP amounted to $3,176 for the three months ended July 31, 1995.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                                 July 31, 1995
                                  (Unaudited)

(4)      Continued

         The Partnership also reimburses BAILP for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due BAILP for such reimbursements amounted to $4,128 for the three months ended July 31, 1995.

(5)      Properties Held for Sale

         As of July 31, 1995, the Partnership has recorded its real estate investments as properties held for sale. The Managing General Partner is attempting to sell the Properties in an orderly fashion consistent with current market conditions, and plans to liquidate the Partnership as soon as practicable. The Partnership's ability to sell Clackamas Corner has been adversely affected by the recent bankruptcy filing of the shopping center's major tenant, Fabricland, as more fully described in Note 3. The Partnership has entered into three separate listing agreements with unrelated real estate firms to act as the exclusive selling agents for the sale of Parkway Village, Lindsay-Main Plaza and Clackamas Corner. The Managing General Partner believes that the sales of these Properties, if and when consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway; however, the sales transactions may not be all cash and may include deferred payment arrangements. The Partnership intends to apply any net sales proceeds to first maintain sufficient cash reserves, as determined by the Managing General Partner, and, thereafter, to make distributions to limited partners.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three and nine months ended July 31, 1995, the Partnership generated total revenue of $394,485 and $1,153,807, and incurred total expenses of $320,985 and $954,416, resulting in net earnings of $73,500 and $199,391 respectively. A summary of the Partnership's operations and period-to-period comparisons is presented below:

                          Three Months Ended July 31,                            Nine Months Ended July 31,
                            (dollars in thousands)                                (dollars in thousands)
                    ----------------------------------------           ------------------------------------------------
                                    Amount                                                     Amount
                                       of          %                                              of           %
                      1995    1994  Change        Change               1995     1994            Change        Change
                      ----    ----  ------        ------               -----    -----           ------        ------
Total Revenue         $394     387       7         1.8%                $1,154   1,170              (16)      (1.4%)
Total Expenses        $321     322       1         0.3%                   954     956                2        0.2%
                      ----     ---      --                             ------   -----             ----

Net Earnings          $ 73      65       8        12.3%                $  200     214              (14)      (6.5%)
                      ====     ===      ==        =====                ======   =====              ====      ======


The Partnership's net earnings increased $8,110 (12%) and decreased $14,937 (7%) for the three and nine months ended July 31, 1995 when compared with the corresponding periods of fiscal 1994. The Partnership's properties generated rental income of $320,521 and $943,464 for the three and nine months ended July 31, 1995, representing an increase of $2,205 (0.6%) and a decrease of $4,226 (0.4%) when compared with the corresponding periods in fiscal 1994. Parkway Village's average occupancy decreased 3% and the average effective rental rate increased $.38 to $9.32 for the third quarter of fiscal 1995 when compared with the third quarter of fiscal 1994. Lindsay-Main Plaza's average occupancy increased 7% to 45% and the average effective rental rate decreased $.01 to $5.16 per square foot for the third quarter of fiscal 1995 when compared with the third quarter of fiscal 1994. At Clackamas Corner, average occupancy decreased 5% to an average of 95%, and the average effective rental rate decreased $.20 to $10.58 for the third quarter of fiscal 1995 when compared with the corresponding period in fiscal 1994.

Tenant reimbursements and other income increased $6,191 (10%) and decreased $13,164 (6%) for the three and nine months ended July 31, 1995 when compared to the corresponding periods in fiscal 1994. This decrease is due primarily to increased vacancies at Parkway Village and Clackamas Corner, resulting in decreased reimbursable expenses billed back to tenants.

A summary of average occupancy and average effective rental rates for the Partnership's properties is presented below.


                                                For the three months ended July 31,
                                             ----------------------------------------
Shopping Center                                        1995            1994
---------------                                        ----            ----
Parkway Village
(102,356 net rentable square feet)                      97%             100%
Average effective rental rate (a)                     $9.32            $8.94

Lindsay-Main Plaza
(37,000 net rentable square feet)                       45%              38%
Average effective rental rate (a)                    $ 5.16           $ 5.17

Clackamas Corner
(26,500 net rentable square feet)                       95%             100%
Average effective rental rate (a)                    $10.58           $10.78

(a) Average effective rental rates are stated in terms of an average annual rate per square foot. Effective rates take into account the effect of leasing concessions and bad debts. These rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the property.

Total expenses incurred by the Partnership for the three and nine months ended July 31, 1995 were $320,985 and $954,416, respectively, representing relatively no change when compared to the same periods in fiscal 1994. Property tax expense decreased $4,297 for the nine months ended July 31, 1995 when compared with the corresponding period in fiscal 1994, as property tax assessments were appealed and decreased at both Lindsay Main and Clackamas Corner. Interest expense decreased $4,759 for the nine months ended July 31, 1995 primarily due to the general decrease in the proportion of interest versus principal over the life of the mortgages. Depreciation and amortization expense increased $3,943 for the nine months ended July 31, 1995 when compared with the corresponding period in 1994, the result of increased amortization of leasing costs associated with the increased leasing efforts at all of the Partnership's properties. All other expense items remained relatively constant for the nine months ended July 31, 1995 when compared with the same period in 1994.

Liquidity and Capital Resources

Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $655,817 at July 31, 1995, representing an increase of $114,876 when compared with the fiscal 1994 year-end balance. Net cash provided by operating activities for the nine months ended July 31, 1995 equaled $424,160. As a result of the payment of property taxes in the first six months of fiscal 1995, property taxes payable decreased $20,958 while accounts receivable and other assets, which include prepaid expenses, increased $13,554 when compared with fiscal 1994 year-end balances. The payable to Managing General Partner increased $37,242 at July 31, 1995 when compared to the fiscal 1994 year-end balance, primarily due to the accrual of fees and reimbursable expenses related to operations for the nine months ended July 31, 1995. Accounts payable and accrued liabilities decreased $6,854 at July 31, 1995 when compared to the fiscal 1994 year-end balance due to payments in the second quarter of fiscal 1995 of lease commissions at all of the Partnership's properties and audit fees related to the fiscal 1994 year-end audit.

Net cash used in investing activities for the nine months ended July 31, 1995 equaled $42,660 and consist solely of deferred leasing costs. The Partnership's deferred leasing costs in fiscal 1995 include costs related to lease commissions and tenant improvement costs associated with the leasing of vacant space to new tenants and the renewal of existing tenants at all of the Partnership's properties.

Net cash used by financing activities equaled $266,624 for the nine months ended July 31, 1995 and is the combined result of distributions to limited partners of $214,340 and a reduction in mortgage principal of $52,284 related to the Parkway mortgage.

To the knowledge of the Managing General Partner, all properties are generally in good physical condition. In the fourth quarter of fiscal 1995, the Partnership anticipates additional tenant finish costs and lease commissions total approximately $9,540 and $31,000, respectively. These tenant finish costs and lease commissions are budgeted in anticipation of leasing vacant space and renewing existing tenant leases at all of the Partnership's properties. Should additional costs be required at the Partnership's properties, it is currently anticipated that such funds would be made available either from cash flow generated from property operations or from Partnership cash reserves.

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of July 31, 1995, the Partnership had $655,817 in cash reserves, while the minimum required amount was $214,340. The Partnership intends to apply net cash flow generated from Partnership operations in fiscal 1995 to maintain sufficient cash reserves as determined by the Managing General Partner. Thereafter, the Partnership intends to distribute to limited partners operating cash flow deemed to be in excess of amounts required to fund anticipated Partnership liabilities.

As of July 31, 1995 the Partnership has recorded its real estate investments as properties held for sale. The Managing General Partner is attempting to sell the Properties in an orderly fashion consistent with current market conditions, and plans to liquidate the Partnership as soon as practicable. The Partnership's ability to sell Clackamas Corner has been adversely affected by the recent bankruptcy filing of the shopping center's major tenant, Fabricland, as more fully described in Note 3 of the Notes to the Financial Statements as contained in Item 1 of this report. The Partnership has entered into three separate listing agreements with unrelated real estate firms to act as the exclusive selling agents for the sale of Parkway Village, Lindsay-Main

Plaza and Clackamas Corner. The Partnership believes that the sales of these Properties, if and when consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway Village; however, the sales transactions may not be all cash and may include deferred payment arrangements to the Partnership. The Partnership intends to first apply any net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner, and, thereafter, to make distributions to limited partners.

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


                               BOETTCHER PENSION INVESTORS LTD.
                                           (Registrant)

                               By:     Boettcher Affiliated Investors L.P.
                                       Managing General Partner

                                       By:      Boettcher Properties, Ltd.
                                                Managing General Partner

                                                By:   BPL Holdings, Inc.
                                                      Managing General Partner

Dated: September 14, 1995                       By:   /s/ Thomas M. Mansheim
                                                     --------------------------
                                                     Thomas M. Mansheim
                                                     Treasurer; Principal
                                                     Financial and Accounting
                                                     Officer      of      the
                                                     Partnership