Form 10-K405
period 1995-10-31
BOETTCHER PENSION INVESTORS LTD
filed 1996-01-29
CIK 745895

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended        October 31, 1995
                                   ----------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from     None             to     None
                                       --------------------     --------------
         Commission file number                0-13219
                               ---------------------------------

                       BOETTCHER PENSION INVESTORS, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         COLORADO                                      84-0948497
----------------------------------          ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 77 West Wacker Drive, Chicago, Illinois                 60601
----------------------------------------              ---------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (312) 574-6000
                                                   ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        which registered on
-------------------                                      -----------------------

     None                                                           None
-------------------                                      -----------------------


Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              X     Yes            No
                                                    --------       -------

                                     INDEX

                                                           PART 1
                                                           ------
                                                                                                          Page
                                                                                                          ----

Item 1.   Business                                                                                          3
Item 2.   Properties                                                                                        6
Item 3.   Legal Proceedings                                                                                 7
Item 4.   Submission of Matters to a Vote of Holders of Limited Partnership Interests                       8


                                                            PART II
                                                            -------

Item 5.   Market for the Registrant's Limited Partnership Interests and Related Limited Partner Matters     8
Item 6.   Selected Financial Data                                                                          10
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations            11
Item 8.   Financial Statements and Supplementary Data                                                      16
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             30

                                                             PART III
                                                             --------

Item 10.  Directors and Executive Officers of the Registrant                                               30
Item 11.  Executive Compensation                                                                           32
Item 12.  Security Ownership of Certain Beneficial Owners and Management                                   32
Item 13.  Certain Relationships and Related Transactions                                                   33


                                                              PART IV
                                                             -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  34

SIGNATURES                                                                                                 40

                                     PART I

Item 1.  BUSINESS

General

                 Boettcher Pension Investors Ltd. (the "Partnership") was organized in May 1984 as a limited partnership under the Colorado Uniform Limited Partnership Act. The Partnership's primary business has been to invest in improved and unimproved real property on an unleveraged basis and to purchase or originate participating mortgage loans and land lease investments. At October 31, 1995, the Partnership owned and operated two shopping centers located in Utah ("Parkway Village") and Arizona ("Lindsay-Main Plaza") (collectively, the "Properties"), both of which have been recorded by the Partnership as properties held for sale as more fully discussed in Note 6 to the Financial Statements as contained in Item 8 of this report. The Partnership intends to continue to operate the Properties with a view towards disposing of the Properties as soon as market conditions dictate and buyers of the Properties are available. The Properties are more fully described in Item 2 of this report.

                 The General Partners of the Partnership are Boettcher Affiliated Investors L.P. and Boettcher 1984 Associates, Ltd. (the "General Partners"), both Colorado limited partnerships. The Managing General Partner of the Partnership is Boettcher Affiliated Investors L.P. ("BAILP" or the "Managing General Partner") and the Associate General Partner of the Partnership is Boettcher 1984 Associates, Ltd. (the "Associate General Partner"). The general partner of both the Managing General Partner and the Associate General Partner is Boettcher Properties, Ltd. ("BPL"). With limited exceptions, the General Partners have exclusive control over the business of the Partnership, which powers are exercised only by the Managing General Partner.

                 As of October 31, 1995, the Partnership did not directly employ any individuals; it is, however, a party to a Management Agreement with the Managing General Partner. Under the terms of the Management Agreement, the Managing General Partner is responsible for the day-to-day operations of the Partnership and operating and managing its investments. All regular employees rendering service on behalf of the Partnership are employees of BPL or its affiliates. The real estate assets are owned directly by the Partnership and are managed by independent, third-party property managers who perform daily property management services.

                 For the fiscal year ended October 31, 1995, gross rents generated by the Properties, including reimbursements by tenants of property operating expenses, represented 99% of total Partnership revenue. Monthly rental income is derived from tenant leases at the Properties. Lease terms for the Properties vary from one year to five years for most tenants, and to twenty-five years for major anchor tenants. The majority of these commercial leases permit the pass through by the owner of taxes, insurance and common area operating costs to the tenants.

Competition

                 The Partnership faces active competition in all aspects of its business. In its operating stage, the Partnership competes with entities which own properties similar in type to those owned by the Partnership. The ability of the Partnership to compete with these entities depends on many factors, including the location, size, condition of its facilities and the availability of similar facilities. When comparable space is available in a general location, the Partnership competes through rental rates and lease terms, among other variables. Now that the Properties are held for sale, the Partnership is competing with other income-producing properties for prospective purchasers. While no statistical information is currently available to delineate the Partnership's competitive position, many of its competitors are believed to have assets and revenues greater than those of the Partnership.

Cash Reserves

                 The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of October 31, 1995, the Partnership had cash reserves of $515,751, while the required minimum amount was $214,340. The Partnership intends to apply cash flow generated from Partnership operations in fiscal 1996 to maintain sufficient cash reserves, as determined by the Managing General Partner. Thereafter, the Partnership intends to pay amounts payable to the Managing General Partner and then to distribute to limited partners operating cash flow determined by the Managing General Partner to be in excess of amounts required to fund anticipated liabilities of the Partnership.

                 The Managing General Partner is attempting to sell the Properties and liquidate the Partnership in fiscal 1996. However, there can be no assurances that the Partnership will sell the Properties in 1996. The ability of the Partnership to sell Parkway Village Shopping Center may be adversely effected by the existence and remediation of the dry cleaning solution contamination at the property, more fully described in Note 2 to the Financial Statements as contained in Item 8 of this report. The Managing General Partner believes that the sales, if consummated, will provide net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable related to Parkway Village; however, the sales transactions may include both cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner. Thereafter, the Partnership intends to pay amounts payable to the Managing General Partner and then to make distributions to limited partners. The Partnership has entered into listing agreements with unrelated real estate brokerage firms to act as exclusive selling agents for the Properties. The Partnership has recorded these investments as properties held for sale at October 31, 1995.


Other Factors

                 Seasonal weather conditions do not have a material impact on the operations of the Properties, although the usage of water, gas and electricity and the attendant expense may vary according to the particular season and geographic location.

                 Federal, state and local laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, do not presently have a material effect on the operations of any of the Properties nor on the capital expenditures, earnings or competitive position of the Partnership, and no material effect is anticipated in the future.

                 Other federal, state and local laws and regulations, including requirements of the Americans with Disabilities Act, may require that the Partnership incur capital expenditures to ensure compliance. At this time, it is not anticipated that these capital expenditures will materially affect the Partnership's cash flows.

                 The business of the Partnership to date has involved only one industry segment; accordingly, all information required by Item 101(b) of Regulation S-K is included in the Financial Statements as contained in Item 8 of this report. The Partnership has no foreign operations.

Item 2.  PROPERTIES

                 At October 31, 1995, the Partnership owned and operated two shopping centers, both of which are being held for sale, as more fully described below:

Name and Location                               General Character of Property
------------------                              ------------------------------

Parkway Village                                 4-building shopping center
2255 N. University Parkway                      containing approximately
Provo, Utah                                     102,000 square feet of
                                                net rentable area on
                                                approximately 10.05 acres of
                                                land.

Lindsay-Main Plaza                              1-building shopping center
150 North Lindsay                               containing approximately
Mesa, Arizona                                   37,000 square feet of
                                                net rentable area on
                                                approximately 4.213 acres of
                                                land and one vacant undeveloped
                                                parcel of land consisting
                                                of approximately .934 acres.

                 As stated above, at October 31, 1995 the Partnership has recorded its investments in the Properties as properties held for sale. For additional information, refer to Note 6 to the Financial Statements as contained in Item 8 of this report.

                 For information regarding the indebtedness to which Parkway Village is subject, see Note 3 to the Financial Statements as contained in Item 8 of this report.

                 On October 4, 1995 the Partnership sold the land, related improvements and personal property of the retail shopping center known as Clackamas Corner ("Clackamas"), as described in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in Item 7 of this report and Note 2 to the Financial Statements as contained in Item 8 of this report.


Average occupancies and average effective rental rates generated by the Properties in fiscal 1995, 1994, and 1993 were as follows:

                                         1st           2nd           3rd           4th
                                         Qtr           Qtr           Qtr           Qtr       Fiscal        Fiscal        Fiscal
Shopping Centers                        1995          1995          1995          1995        1995          1994          1993
----------------                        ----          ----          ----          ----       ------        ------        ------
Parkway Village (b)
Average Occupancy                         98%           97%           97%           98%          98%          100%           99%
Average effective
  rental rate (a)                       $9.15          8.87          9.32          9.20         9.13          8.95          8.37

Lindsay-Main Plaza
Average Occupancy                         38%           46%           45%           50%          45%           38%           38%
Average effective
  rental rate (a)                       $5.15          4.20          5.16          5.80         5.08          5.52          5.30

Clackamas Corner(C)

Average Occupancy                         95%           95%           95%        98%(c)       96%(c)          100%           84%
Average effective
  rental rate (a)                    $ 10.52         10.58         10.58      10.48 (C)    10.54 (C)         10.61         10.82

(a) Average effective rental rates are stated in terms of an average annual rate per square foot. Effective rates take into account the effect of leasing concessions and bad debts. These rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the property.

(b) Average occupancies and average effective rental rates are reported only for the Partnership's period of ownership, which began on May 5, 1993.

(C) These computations give effect to the sale of Clackamas Corner Shopping Center on October 4, 1995.

Item 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Partnership is a party or of which either of the Properties is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF LIMITED PARTNERSHIP INTERESTS

                         There have been no matters submitted to a vote of
holders of Limited Partnership Interests (the "Units") during the fiscal year which is covered by this report.

                                    PART II


Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED LIMITED PARTNER MATTERS

                 At October 31, 1995, 10,717 Units were outstanding and held by approximately 945 limited partners.

                 The Units have limited transferability. There is no public market for the Units and it is not expected that any will develop. There are significant restrictions relating to the transferability of Units, including the requirement that the Managing General Partner consent to any transfer and to any transferee becoming a substituted limited partner, which consent may be granted or withheld at the sole discretion of the Managing General Partner. In addition, restrictions on transfers may be imposed by federal and state securities laws.

                 The Partnership Agreement provides that after January 1, 1987, under certain circumstances, the General Partners may repurchase the Units held by limited partners desiring to sell their Units. At October 31, 1995, the General Partners had not established the Repurchase Fund as provided for in the Partnership Agreement as they had not received any distribution of cash flow from Partnership operations since the inception of the Partnership. Net earnings for the fiscal year ended October 31, 1995 were less than the 9% Current Distribution Preference of the limited partners as provided in the Partnership Agreement and, accordingly, were allocated solely to the limited partners.

                 Since August 1985, the Partnership has made consecutive quarterly cash distributions to limited partners of cash flow generated from Partnership operations. In fiscal 1995, the Partnership distributed a total of $428,680 ($40 per $1,000 Unit) to limited partners as generated by cash flow from operations. In addition, on October 26, 1995 the Partnership made a distribution of $2,272,001 ($212 per $1000 unit) to limited partners from the net proceeds of the sale of Clackamas Corner Shopping Center. In the future, the Partnership intends to apply cash flow generated from Partnership operations to maintain sufficient cash reserves, as determined by the Managing General Partner, pay amounts payable to the Managing General Partner, and, thereafter, to distribute to limited partners operating cash flow determined by the Managing General Partner to be in excess of amounts required to fund anticipated liabilities of the Partnership. For additional information on the Partnership's liquidity refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in Item 7 of this report.

                 The Managing General Partner is attempting to sell the Properties and liquidate the Partnership in fiscal 1996. However, there can be no assurances that the Partnership will sell the Properties in 1996. The ability of the Partnership to sell Parkway Village may be adversely effected by the existence and remediation of the dry cleaning solution contamination at the property as described more fully in Note 2 to the Financial Statements contained in Item 8 of this report. The Managing General Partner believes that the sales, if consummated, will provide net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable related to Parkway Village; however, the sales transactions may include both cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner. Thereafter, the Partnership intends to pay amounts payable to the Managing General Partner and then to make distributions to limited partners. The Partnership has entered into listing agreements with unrelated real estate brokerage firms to act as exclusive selling agents for the Properties. The Partnership has recorded these investments as properties held for sale at October 31, 1995.

Item 6.   SELECTED FINANCIAL DATA


                        BOETTCHER PENSION INVESTORS LTD.
                           Selected Financial Data(a)
                    As of or For the Years Ended October 31,

                                    1995             1994             1993           1992             1991
                               -------------     ------------     -----------    -----------      ------------
Total revenue                     $1,519,252      1,581,014           954,808        490,389          709,066
Earnings(loss) from operations       269,287        307,261           145,249         77,477       (3,216,618)
Gain on sale of
  real estate investment             684,856              -                -               -                -
Net earnings(loss)                   954,143        307,261           145,249         77,477       (3,216,618)

Per Unit(b)
   Net earnings(loss)                  89.03          28.67            13.55            7.23          (297.14)
   Cash distributions                 252.00          47.50            10.00           10.00            10.00

Total assets                       7,704,500      9,475,573         9,789,517      3,605,895        3,658,903
Mortgage payable                   5,840,260      5,910,814         5,975,906              -                -

(a) The selected financial data should be read in conjunction with the Financial Statements and related Notes as contained in Item 8 of this report.

(b) Per Unit data is based upon 10,717 weighted average Units outstanding during each fiscal year.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         October 31, 1995 marked the close of the Partnership's twelfth year of operations. The Partnership continues to own and operate two shopping centers, one located in Arizona (Lindsay-Main) and the other in Utah (Parkway Village), both of which are being held for sale as of October 31, 1995.

1995 as Compared to 1994:

         For the fiscal year ended October 31, 1995, the Partnership generated total revenue of $1,519,252 and incurred total expenses in the amount of $1,249,965, resulting in Partnership net earnings from operations of $269,287. The Partnership's fiscal 1995 operating earnings decreased $37,974 (12%) when compared with fiscal 1994. However, the sale of Clackamas Corner Shopping Center (Clackamas) in October, 1995 produced a net gain of $684,856, resulting in net earnings of $954,143 for fiscal 1995. For further discussion of the sale of Clackamas, refer to Note 2 to the Financial Statements as contained in
Item 8 of this report. A summary of the Partnership's results of operations and year-to-year comparisons before gain on sale of Clackamas is presented below:


                                                               Fiscal Year Ended October 31

                                                                      (In Thousands)
                                                               ----------------------------
                                                                                     Amount
                                                                                       of              %
                                                             1995         1994       Change         Change
                                                             ----         ----       ------         ------
Total revenue                                              $1,519        1,581         (62)           (4)%
Total expenses                                              1,250        1,274          24            19 %
                                                            -----        -----          --

Net operating earnings                                     $  269          307         (38)          (12)%
                                                            =====          ===         ====          ====

         Total revenue decreased $61,762 (4%) in fiscal 1995 as compared to fiscal 1994, as a consequence of the sale of Clackamas, which resulted in one less month of rental and other income in fiscal 1995, and a decrease in tenant reimbursements and other income due to vacancies at Parkway Village. The Partnership's properties generated rental income of $1,238,182 in fiscal 1995, a decrease of $31,706 (2%) when compared to fiscal 1994. Parkway Village achieved a weighted average occupancy of 98% and a weighted average effective rental rate of $9.13, representing a decrease of 2% and an increase of $0.18, respectively, when compared with fiscal 1994. Lindsay-Main generated average occupancy of 45% in fiscal 1995, an increase of 7% over fiscal 1994, while the property's annual average effective rental rate decreased $0.44 to $5.08 per square foot when compared to fiscal 1994. Clackamas Corner generated average annual occupancy of 96% (based on eleven months of operations prior to its being sold) a decrease of 4% when compared to fiscal 1994. The annual average effective rental rate at Clackamas Corner decreased $0.07 to $10.54 for fiscal 1995 when compared to fiscal 1994. For additional occupancy and rental rate information related to the Properties, refer to the table provided in Item 2 as contained in this report. Tenant reimbursement and other income generated by the Partnership in fiscal 1995 totalled $261,054, representing a decrease of $29,407 (10%) when compared to fiscal 1994, primarily due to an adjustment made in 1995 to the billing process related to tenant reimbursed expenses; and increased vacancies in fiscal 1995 at Parkway Village.

         Total expenses incurred by the Partnership in fiscal 1995 totalled $1,249,965, a decrease of $23,788

(2%) when compared to fiscal 1994. All major expense categories, except utilities and depreciation and amortization, recognized minor decreases due to the sale of Clackamas Corner. Utilities expense increased $4,225 (10%) due to increased vacancies at Parkway Village and a water leak at Parkway Village in a vacant unit that resulted in higher water bills for part of fiscal 1995. General and administrative expense decreased $13,454 (17%) in fiscal 1995 when compared to fiscal 1994 due to legal fees incurred in fiscal 1994 related to the Partnership's acquisition of Parkway Village through a bankruptcy reorganization in fiscal 1993.

1994 as Compared to 1993:

         For the fiscal year ended October 31, 1994, the Partnership generated total revenue of $1,581,014 and incurred total expenses in the amount of $1,273,753, resulting in Partnership net earnings of $307,261. It should be noted that when comparing fiscal 1994 results of operations with fiscal 1993 results of operations, the most significant factor affecting the Partnership's fiscal 1994 results of operations was the Partnership's acquisition of Parkway Village on May 5, 1993 pursuant to a confirmed plan of reorganization of the prior owner of Parkway Village in bankruptcy court. Prior to this acquisition, the Partnership's investment in Parkway Village was recorded as a participating mortgage loan investment. For additional information related to the Partnership's acquisition of Parkway Village, refer to Note 2 to the Financial Statements as contained in Item 8 of this report. Primarily as a result of the Partnership's acquisition of Parkway Village, the Partnership generated increased total revenue, specifically rental and tenant reimbursement income, and incurred increased total expense, primarily interest and depreciation in fiscal 1994 when compared with fiscal 1993. A summary of the Partnership's results of operations and year-to-year comparisons is presented below:


                                                                              Fiscal Year Ended October 31

                                                                                  (In Thousands)
                                                                     -------------------------------------
                                                                                     Amount
                                                                                       of              %
                                                             1994         1993       Change         Change
                                                             ----         ----       ------         ------
Total revenue                                              $1,581          973         608             62%
Total expenses                                              1,274          828         446             54%
                                                            -----          ---         ---

Net earnings                                               $  307          145         162            112%
                                                            =====          ===         ===            ===

When making year-to-year comparisons, the exclusion of the results of operations of Parkway Village from the current and prior year's results of operations allows for a more meaningful analysis of the results of operations related to the Partnership's other investments. For comparison purposes only, Parkway Village's results of operations have been excluded from total revenue, total expenses and net earnings as shown in the table below. The pro forma summary of the Partnership's fiscal 1994 results of operations as compared with fiscal 1993 results of operations is as follows:

                                                                      Fiscal Year Ended October 31

                                                                            (In Thousands)
                                                            -------------------------------------------
                                                          Less           Pro           Pro       Amount
                                            Actual      Parkway         Forma         Forma        of           %
                                             1994         1994           1994         1993       Change     Change
                                             ----         ----          -----         ----       ------     ------
Total revenue                              $1,581       (1,089)          492           443         49         11%
Total expenses                              1,274         (940)          334           326          8          2%
                                            -----        -----           ---           ---         --

Net earnings                               $  307         (149)          158           117         41         35%
                                            =====        =====           ===           ===         ==         ==

         Based upon the pro forma amounts presented above, total revenue generated by the Partnership, excluding Parkway Village, in fiscal 1994 amounted to $492,377, representing a $48,748 (11%) increase when compared with fiscal 1993. The Properties, excluding Parkway Village, generated rental income of $358,692 in fiscal 1994, representing an increase of $42,917 (14%) when compared with fiscal 1993. Lindsay-Main Plaza generated average occupancy of 38% in fiscal 1994, which represents no change when compared with fiscal 1993, while the property's annual average effective rental rate increased $.22 to $5.52 per square foot when compared with fiscal 1993. Average occupancy at Clackamas Corner increased 16% in fiscal 1994 when compared with fiscal 1993, while the property's annual average effective rental rate decreased $.21 to $10.61 per square foot when compared with fiscal 1993. For additional occupancy and rental rate information related to the Properties, refer to the table provided in Item 2 as contained in this report. Tenant reimbursement and other income generated by the Partnership in fiscal 1994, excluding Parkway Village, totalled $114,800, representing a net $5,032 (5%) increase when compared with fiscal 1993. Tenant reimbursement income increased $15,499 (18%) in fiscal 1994 when compared with fiscal 1993, primarily the result of increased occupancy at Clackamas Corner in fiscal 1994; while other income decreased $10,466 (44%) in fiscal 1994 when compared with fiscal 1993, primarily the result of the receipt in fiscal 1993 of the final payment on a settlement negotiated by the Partnership with two of the personal guarantors of the Lindsay-Main Plaza participating mortgage.

                 Based upon the pro forma amounts presented above, total expenses incurred by the Partnership in fiscal 1994, excluding Parkway Village, amounted to $334,138, representing an increase of $8,669 (3%) when compared with fiscal 1993. Depreciation and amortization expense increased $4,902 (5%) in fiscal 1994 when compared with fiscal 1993, the result of increased amortization of tenant finish costs at Clackamas Corner. Repairs and maintenance expense decreased $2,979 (9%) in fiscal 1994, when compared with fiscal 1993, primarily the result of exterior repairs completed at Lindsay-Main Plaza and painting and exterior repairs at Clackamas Corner, both completed in fiscal 1993.

Liquidity and Capital Resources

                 Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $515,751 at October 31, 1995, representing a decrease of $25,190 when compared with fiscal 1994 year-end balances. This decrease is primarily the result of cash distributions made to limited partners in fiscal 1995 in the amount of $2,700,681, generated primarily by the sale of Clackamas Corner. Net cash provided by operating activities in fiscal 1995 amounted to $583,061. The most significant changes in operating assets and liabilities include increases in both the payable to managing general partner and in accounts payable and accrued liabilities. The payable to the managing general partner increased $33,110 due to advances made by the managing general partner for Partnership expenses that were not reimbursed until fiscal 1996. The increase of $37,624 in accounts payable and accrued expenses relates primarily to the accrual of certain Clackamas sale-related expenses. The deceases in both property taxes payable and other liabilities at October 31, 1995 are both directly related to the sale of Clackamas and the elimination of certain operating expenses related to the property. Accounts receivable and other assets increased $9,922, primarily the result of increased receivables from tenants at Parkway Village.

                 Net cash provided by investing activities in fiscal 1995 amounted to $2,162,984. The sale of Clackamas Corner generated net proceeds, after proration of operating income and expenses related to the property, of $2,234,293. Deferred leasing costs of $70,517 were incurred in fiscal 1995 to cover lease commission costs associated with the renewal of existing tenants at Parkway Village and Lindsay-Main Plaza.

                 Net cash used by financing activities amounted to $2,771,235 in fiscal 1995, the combined result of distributions to limited partners in the amount of $2,700,681 and a reduction in mortgage principal of $70,554 related to the Parkway Village mortgage.

                 To the knowledge of the Managing General Partner, all Properties are in good physical condition. In fiscal 1996, budgeted tenant finish costs and lease commissions total approximately $105,000 and $26,000, respectively. Tenant finish costs and lease commissions are budgeted in anticipation of leasing vacant space and renewing existing tenant leases at Parkway Village and Lindsay-Main Plaza. If additional costs are required at the Properties, it is currently anticipated that the funds required for such expenditures would be made available either from cash flow generated from Property operations or from Partnership cash reserves.

                 The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of October 31, 1995, the Partnership had $515,751 in cash reserves, while the minimum required amount was $214,340. The Partnership intends to apply cash flow generated from Partnership operations in fiscal 1996, if any, to maintain sufficient cash reserves, as determined by the Managing General Partner. Thereafter, the Partnership intends to pay amounts payable to the Managing General Partner and then distribute to limited partners operating cash flow determined by the Managing General Partner to be in excess of amounts required to fund anticipated liabilities of the Partnership.

                 As of October 31, 1995 and 1994, the Partnership has recorded its real estate investments as properties held for sale. The Managing General Partner is attempting to sell the Properties and liquidate the Partnership in fiscal 1996. However, there can be no assurances that the Partnership will sell the Properties in 1996. The ability of the Partnership to sell Parkway Village may be adversely effected by the existence and remediation of the dry cleaning solution contamination at the property as discussed more fully in Note 2 to the Financial Statements as contained in Item 8 of this report. The Partnership has entered into separate listing agreements with unrelated real estate firms to act as the exclusive selling agents for the sale of both Parkway Village and Lindsay-Main Plaza. The Managing General Partner believes that the sales of the Properties, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway Village; however, the sales transactions may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner, pay amounts payable to the Managing General Partner and then to make distributions to limited partners.


                 On October 4, 1995, the Partnership sold the land, related improvements and personal property of the retail center known as Clackamas Corner. The purchaser, Stephen M. Berrey, is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations. Clackamas Corner consists of a one-building shopping center containing approximately 26,500 square feet of net rentable area on approximately 2.19 acres of land. At the time of sale, Clackamas Corner was approximately 100% leased and occupied.

The net proceeds to the Partnership before proration of operating income and expenses related to the property were as follows:

Sales price                                                         $2,450,000
         Less Costs of Sale-
                 Sales Commissions                                     (98,000)
                 Title, legal fees, and other                         (111,508)
         Security Deposit Liability                                     (6,199)
                                                                    -----------

                 Net Proceeds                                       $2,234,293
                                                                    ===========


The net proceeds were distributed to limited partners on October 26, 1995 as follows:

         Net Proceeds from Sale                                   $  2,234,293
         Utilization of Partnership Cash Reserves                       37,708
                                                                  ------------
         Distribution to Limited Partners ($212/unit)             $  2,272,001
                                                                  ============

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The following Financial Statements of the Partnership are included herein:

                 Independent Auditors' Report                               17

                 Balance Sheets - October 31, 1995 and 1994                 18

                 Statements of Operations -
                       Years ended October 31, 1995, 1994, and 1993         19

                 Statements of Partners' Capital -
                       Years ended October 31, 1995, 1994, and 1993         20

                 Statements of Cash Flows -
                       Years ended October 31, 1995, 1994 and 1993          21

                 Notes to Financial Statements                              23

                          INDEPENDENT AUDITORS' REPORT

THE PARTNERS
BOETTCHER PENSION INVESTORS LTD.:

We have audited the accompanying balance sheets of Boettcher Pension Investors Ltd. (a limited partnership) as of October 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended October 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boettcher Pension Investors Ltd. as of October 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1995, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Denver, Colorado
January 23, 1996

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                                 Balance Sheets

                           October 31, 1995 and 1994


                 Assets                                 1995                1994
                 ------                                 ----                ----
Real estate investments:
  Properties held for sale at gross cost              $8,582,007          10,808,163
     Less: accumulated depreciation                     (531,549)         (1,002,590)
     Allowance for loss                               (1,086,827)         (1,086,827)
                                                     -----------         -----------
                                                       6,963,631           8,718,746

Cash and cash equivalents                                515,751             540,941
Deferred leasing costs, net of accumulated
     amortization of $93,800 and $241,212
     respectively                                         97,248              97,938
Accounts receivable and other assets                     127,870             117,948
                                                   -------------         -----------
                                                      $7,704,500           9,475,573
                                                   =============         ===========

     Liabilities and Partners' Capital
     ----------------------------------
Mortgage payable                                      $5,840,260           5,910,814
Accounts payable and accrued liabilities                  59,620              21,996
Payable to managing general partner                       40,773               7,663
Property taxes payable                                    64,939              76,965
Accrued interest payable                                  46,235              46,794
Other liabilities                                         27,136              39,266
                                                   -------------         -----------

     Total Liabilities                                 6,078,963           6,103,498
                                                   -------------         -----------

Partners' capital (deficit):
     General partners                                    (35,653)            (42,502)
     Limited partners                                  1,661,190           3,414,577
                                                   -------------         -----------

     Total partners' capital:                          1,625,537           3,372,075

Commitments and contingencies
                                                   -------------         -----------

                                                      $7,704,500           9,475,573
                                                   =============         ===========

See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                           (A Limited Partnership)

                            Statements of Operations

                  Years Ended October 31, 1995, 1994, and 1993


                                               1995          1994          1993
                                          ------------   -----------     -----------
Revenue:
     Rental income                        $1,238,182      1,269,888         737,356
     Interest income, net                     20,016         20,665          18,085
     Tenant reimbursements
        and other income                     261,054        290,461         199,367
                                          ----------     ----------       ---------
                                           1,519,252      1,581,014         954,808
                                           ---------      ---------       ---------

Expenses:
     Interest                                557,948        564,370         284,409
     Depreciation and amortization           277,677        275,127         185,016
     Property taxes                          123,361        129,229          94,335
     Fees and reimbursements to
       managing general partner               29,840         31,724          29,987
     Other management fees                    61,756         63,005          36,900
     Repairs and maintenance                  90,898         92,584          78,280
     Utilities                                44,514         40,289          28,050
     General and administrative               63,971         77,425          72,582
                                            --------       --------        --------
                                           1,249,965      1,273,753         809,559
                                           ---------      ---------         -------

       Earnings from operations              269,287        307,261         145,249

Gain on sale of real estate investment       684,856              -               -
                                          ----------      ---------        --------

       Net earnings                        $ 954,143        307,261         145,249
                                           =========     ==========         =======

Net earnings per limited
     partnership unit                         $89.03          28.67           13.55
                                           =========     ==========         =======

Weighted average number of limited
     partnership units outstanding            10,717         10,717          10,717
                                          ==========      =========        ========

See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                        Statements of Partners' Capital

                  Years Ended October 31, 1995, 1994, and 1993


                                                                         Total
                                                General     Limited      partners'
                                               partners     partners     capital
                                           -------------  ------------  -----------
Capital (deficit) at
     November 1, 1992                        $(42,502)     3,578,295      3,535,793

Distributions to limited partners                   -       (107,170)      (107,170)
Net earnings                                        -        145,249        145,249
                                            ---------     ----------     ----------

Capital (deficit) at
     October 31, 1993                         (42,502)     3,616,374      3,573,872

Distributions to limited partners                   -       (509,058)      (509,058)
Net earnings                                        -        307,261        307,261
                                            ---------      ---------      ---------

Capital (deficit) at
     October 31, 1994                         (42,502)     3,414,577      3,372,075

Distributions to limited partners                   -     (2,700,681)    (2,700,681)
Gain on sale of real estate                     6,849        678,007        684,856
Net earnings from operations                        -        269,287        269,287
                                              -------        -------       --------

Capital (deficit) at
     October 31, 1995                        $(35,653)     1,661,190      1,625,537
                                             =========     =========      =========



See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows

                  Years Ended October 31, 1995, 1994, and 1993

                                                                           1995               1994             1993
                                                                         ----------        ----------      ----------
Cash flows from operating activities:
  Net earnings                                                            $954,143           307,261         145,249
  Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
     Depreciation and amortization                                         277,677           275,127         185,016
     Gain on sale of real estate investment                               (684,856)               -              -
  Change in operating assets and liabilities:
     Increase in accounts receivable and other assets                       (9,922)          (29,603)        (83,819)
     Increase (decrease) in accounts
       payable and accrued liabilities                                      37,624           (10,373)          8,909
     Increase (decrease) in payable
       to managing general partner                                          33,110           (22,515)         19,859
     Increase (decrease) in property
       taxes payable                                                       (12,026)              (89)         32,140
     Increase (decrease) in
       accrued interest payable                                               (559)           (9,122)         55,916
     Increase (decrease) in other liabilities                              (12,130)           (4,956)         37,733
                                                                           --------         ---------        ---------
     Net cash provided by operating activities                             583,061           505,730         401,003
                                                                           --------         ---------        ---------

Cash flows provided (used) by investing activities:
  Net proceeds from sale of real estate
     investment                                                          2,234,293                  -              -
  Additions to real estate investments                                        (792)           (15,517)        (572,077)
  Cash assumed with purchase of Parkway Village                                 -                  -           97,015
  Increase in deferred leasing costs                                       (70,517)           (36,058)         (64,824)
                                                                          --------         ----------         ---------
  Net cash provided (used) by
     investing activities                                                2,162,984            (51,575)        (539,886)
                                                                         ---------         ----------         ---------

Cash flows used by financing activities:
  Distributions to limited partners                                     (2,700,681)          (509,058)        (107,170)
  Reduction in mortgage payable                                            (70,554)           (65,092)         (24,094)
                                                                        ----------         ----------        ---------
  Net cash used by financing activities                                 (2,771,235)          (574,150)        (131,264)
                                                                        -----------         ----------        ---------
Net decrease in cash and                                                                                                           p
     cash equivalents                                                      (25,190)          (119,995)        (270,147)
Cash and cash equivalents
     at beginning of year                                                  540,941            660,936          931,083
                                                                       -----------         ----------         ---------
Cash and cash equivalents at end of year                                  $515,751            540,941          660,936
                                                                       ===========         ==========         =========

Supplemental schedule of cash flow information:
   Interest paid in cash during the year                                 $ 558,507            563,159          228,493
                                                                       ===========         ==========         =========

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                      Statements of Cash Flows, continued

                  Years Ended October 31, 1995, 1994, and 1993

Supplemental schedule of noncash investing activities:

         On May 5, 1993, the Partnership acquired Parkway Village through foreclosure. The transactions below represent the noncash activity related to the acquisition of Parkway Village.

Parkway Village Shopping Center
-------------------------------

Changes in assets and liabilities related to acquisition:

Operating assets:
   Cash at date of acquisition                   $  97,015
   Accounts receivable                              18,687
   Other assets                                      1,700
                                                ----------
                                                   117,402
                                                ----------
Operating liabilities:
   Accounts payable                                 (3,718)
   Tenant security deposits                        (12,354)
   Property taxes payable                          (21,141)
   Other liabilities                               (28,360)
                                                  ---------
                                                   (65,573)
                                                  ---------

Real estate property:
   Additions to real estate investments          5,948,171

Debt:
   Mortgage payable                             (6,000,000)
                                                -----------
                                                         -
                                                ===========


See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                        October 31, 1995, 1994, and 1993

(1)      Significant Accounting Principles

         Organization and Allocation of Income and Losses
         Boettcher Pension Investors Ltd. (the "Partnership") is a limited partnership formed on May 8, 1984 for the purpose of investing in improved and unimproved real property on an unleveraged basis and to purchase or originate participating mortgage loans and land lease investments. Limited partnership interests ("Units") were sold through a public offering and as of October 31, 1995, 1994 and 1993, 10,717 Units at $1,000 per Unit were outstanding.

         The Managing General Partner of the Partnership is Boettcher Affiliated Investors, L.P. ("BAILP"), and the associate general partner is Boettcher 1984 Associates, Ltd.

         The Partnership Agreement provides for the net operating income, as defined, of the Partnership to be allocated to the partners in accordance with their relative participation in distribution of operating cash flow. Operating cash flow is allocated as follows:
         (i) to the limited partners to the extent necessary to equal 9% simple interest on the adjusted capital contributions of the limited partners; (ii) to the General Partners until they have received an amount equal to 10% of the aggregate amount to be distributed for the period under (i) and (ii); and (iii) any remaining balance, 10% to the General Partners and 90% to the limited partners. Net operating cash flow for the years ended October 31, 1995, 1994 and 1993 is less than the 9% preferred return and, accordingly, net earnings from operations for fiscal 1995, 1994 and 1993 has been allocated solely to the limited partners.

         The Partnership Agreement provides for net capital income from the sale or other disposition of Partnership properties to be allocated on a cumulative basis as follows: (i) first, to the extent of gross income applicable to prior depreciation deductions, 1% to the General Partners and 99% to the limited partners; (ii) second, to each of the partners in accordance with their relative participations in distributions of net proceeds and repayment proceeds. Net capital loss is allocated 1% to the General Partners and 99% to the limited partners.

         Deferred Leasing Costs
         Costs associated with the leasing of the Partnership's two retail shopping centers are deferred and amortized over the life of the related leases. These costs are comprised of lease commissions and construction costs related to the buildout of tenant space.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                        October 31, 1995, 1994 and 1993

  (1)     Continued

          Income Taxes
          No provisions have been made for Federal income taxes, as the taxable income (loss) is reported by the partners rather than the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes, primarily depreciation.

          A reconciliation of net earnings as shown in the accompanying financial statements and the Partnership's income (loss) for tax purposes is shown in the table below. The October 31, 1995 net earnings as shown in the financial statements is actual. However, the Partnership's tax return for the year ended December 31, 1995 has not yet been prepared; therefore, the reconciling items for 1995 are estimates by management.

                                                 1995             1994               1993
                                               --------         --------           --------
                                                               (unaudited)
Net earnings per
  financial statements                         954,143           307,261           145,249
Fiscal to calendar year
  net difference                                  (502)          (10,012)           58,036
Tax depreciation and amortization
  in excess of depreciation and
  amortization per financial statements          8,511           (31,655)          (28,483)
Tax gain on sale of real estate in excess
  of financial statement gain                  300,000                 -                 -
Items recorded in different
  year for financial statement
  and tax purposes -
     Rental income                              (8,670)           11,070             6,239
                                           -----------           -------           -------
Income for tax purposes                      1,253,482           296,688           181,041
                                           ===========           =======           =======

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                        October 31, 1995, 1994, and 1993



(1)     Continued

        Real Estate Investments
        Properties held for sale are recorded at the lower of cost or fair market value, which exceeds or approximates independent appraised values.

        Buildings and improvements are depreciated using the straight-line method over an estimated useful life of 30 years. Equipment and furnishings are depreciated using the straight-line method over an estimated useful life of 10 years. Renewals and betterments are capitalized and repairs and maintenance are charged to operations as incurred.

        Statements of Cash Flows
        For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents as of October 31 are comprised of the following:

                                               1995                  1994
                                           -----------            -----------
        Money market fund                    $461,347               522,675
        Operating cash                         54,404                18,266
                                             --------               -------
          Cash and cash equivalents          $515,751               540,941
                                             ========               =======

        Reclassifications
        Certain prior year amounts have been reclassified to conform with fiscal 1995 financial statement presentation.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                        October 31, 1995, 1994, and 1993


(2)      Real Estate Investments
         As of October 31, 1995, the market value of the Properties held for sale exceeds cost based upon independent appraised values. The cost of the Partnership's real estate investments and related accumulated depreciation are as follows:

                               October 31, 1995

                                                    Buildings and            Equipment
   Shopping Center:                 Land            Improvements          and furnishings       Total
                             ----------------       ------------          ---------------    -------------

   Parkway Village               $1,750,000          4,785,765                     -           6,535,765
   Lindsay Main Plaza               949,000          1,097,242                     -           2,046,242
                               ------------          ---------               -------           ---------
                                  2,699,000          5,883,007                     -           8,582,007

   Less accumulated
     depreciation                         -           (531,549)                    -            (531,549)

   Allowance for loss              (537,637)          (549,190)                               (1,086,827)
                                   ---------          ---------         ------------          -----------
                                 $2,161,363          4,802,268                     -           6,963,631
                                 ==========          =========              ========          ==========


                             October 31, 1994

                                                    Buildings and            Equipment
   Shopping Center:                 Land            Improvements          and furnishings       Total
                             ----------------       ------------          ---------------    -------------
   Parkway Village               $1,750,000          4,785,765                     -           6,535,765
   Lindsay Main Plaza               949,000          1,096,450                     -           2,045,450
   Clackamas Corner                 475,133          1,487,285               264,530           2,226,948
                                -----------          ---------               -------           ---------
                                  3,174,133          7,369,500               264,530          10,808,163

   Less accumulated
     depreciation                         -           (784,450)             (218,140)         (1,002,590)

   Allowance for loss              (537,637)          (549,190)                    -          (1,086,827)
                                   ---------          ---------             --------          -----------
                                 $2,636,496          6,035,860                46,390           8,718,746
                                 ==========          =========                ======          ==========

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                        October 31, 1995, 1994, and 1993

(2)      Continued


         Parkway Village

         In fiscal 1995, a non sudden release of a dry cleaning solution, tetrachloroethylene (PERC), was reported by the dry cleaning tenant (the Tenant) at Parkway Village to the State of Utah Department of Environmental Quality (DEQ). The Tenant, utilizing the services of an environmental consulting firm, is currently investigating the extent of the PERC release and its effect on soil and groundwater in the vicinity. The DEQ is monitoring the Tenant's progress. Although the Tenant is responsible for the costs of any required remediation, should the Tenant be unable to complete the required work due to limitations of its financial resources, it is likely that the Partnership, as owner of Parkway Village, would be required to complete the needed remediation. Management is unable at this time to estimate the extent of expenses, if any, that may be incurred by the Partnership for remediation of this contamination. Accordingly, the accompanying financial statements do not include any adjustments related to this matter.

         Clackamas Corner

         On October 4, 1995, the Partnership sold the land, related improvements and personal property of the retail center known as Clackamas Corner located at the northeast corner of the Clackamas Town Center in unincorporated Clackamas County, Oregon. The purchaser, Stephen M. Berrey, is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations. Clackamas Corner consists of a one-building shopping center containing approximately 26,500 square feet of net rentable area on approximately 2.19 acres of land. At the time of sale, Clackamas Corner was approximately 100% leased and occupied.

         The net proceeds to the Partnership before proration of operating income and expenses related to the property were as follows:

         Sales price                                                                   $2,450,000
                 Less Costs of Sale-
                          Sales Commissions                                               (98,000)
                          Title, legal fees, and other                                   (111,508)
                 Security Deposit Liability                                                (6,199)
                                                                                       ------------

                          Net Proceeds                                                 $2,234,293
                                                                                       ===========

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                        October 31, 1995, 1994, and 1993


         The net proceeds were distributed to limited partners on October 26, 1995 as follows:

         Net Proceeds from Sale                                     $  2,234,293
         Utilization of Partnership Cash Reserves                         37,708
                                                                    -------------
         Distribution to Limited Partners ($212/unit)               $  2,272,001
                                                                    ============


(3)      Mortgage Payable
         The mortgage payable is secured by a first deed of trust on Parkway Village and is nonrecourse to the Partnership. The payment terms of the mortgage note are as follows:

         Interest Rate:           9.5%
         Monthly Payment:         $52,422
         Due Date:                May 5, 2003

         Aggregate maturities of principal payments for the five fiscal years ending October 31, 2000 and thereafter related to the Parkway Village mortgage are as follows:

         1996                              $     77,556
         1997                                    85,253
         1998                                    93,715
         1999                                   103,015
         2000                                   113,239
         Thereafter                           5,367,482
                                           ------------
                                           $  5,840,260
                                           ============

(4)      Transactions with Related Parties
         BAILP is the Managing Agent of the Partnership and is paid property management, loan servicing, and acquisition fees for its services to the Partnership. The property management fee is equal to 5% of gross receipts from the Properties, less management fees paid to others.
         The property management fee earned by BAILP amounted to $13,328, $15,182 and $10,195 for the years ended October 31, 1995, 1994 and 1993, respectively. For mortgage loans and land lease investments serviced by BAILP, the servicing fee is equal to 1/4 of 1% per annum of the outstanding amount funded by the Partnership. A servicing fee of $3,226 was earned by BAILP for the year ended October 31, 1993. No servicing fees were earned by BAILP in fiscal 1995 or 1994 as the Partnership's mortgage loan investment was extinguished and the Partnership acquired Parkway Village in the third quarter of fiscal 1993, as more fully discussed in Note 2.

         The Partnership also reimburses BAILP for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due to BAILP for such

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                        October 31, 1995, 1994, and 1993

reimbursements amounted to $16,512, $16,542 and $16,566 for the years ended October 31, 1995, 1994, and 1993, respectively.

(5)      Future Rental Income
         Aggregate base rental income relating to long-term noncancellable leases for the Partnership's properties for the five fiscal years ending October 31, 2000 and thereafter is as follows:

         1996                                      $1,011,891
         1997                                       1,014,973
         1998                                         853,488
         1999                                         666,527
         2000                                         602,379
         Thereafter                                 2,964,119
                                                   ----------
                                                   $7,113,377
                                                   ==========

(6)      Properties Held for Sale

         The Partnership has recorded its real estate investments as properties held for sale. The Managing General Partner is attempting to sell the properties and liquidate the Partnership in 1996.
         However, there can be no assurances that the Partnership will sell the properties in 1996. The ability of the Partnership to sell Parkway Village may be adversely effected by the existence and remediation of the dry cleaning solution contamination at the property, more fully
         discussed in Note 2 .   The Partnership has entered into separate
         listing agreements with unrelated real estate firms to act as the exclusive selling agents for the sale of Parkway Village and Lindsay-Main Plaza. The Managing General Partner believes that the sales of the properties, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway Village; however, the sales transactions may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner, pay amounts payable to the Managing General Partner, and, thereafter, to make distributions to limited partners.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices on financial statement disclosure or auditing scope or procedure.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership does not have directors or executive officers. The general partner of the Partnership's Managing General Partner and Associate General Partner is BPL Holdings, Inc. (BPL Holdings), a Delaware corporation. During fiscal 1995, the ultimate parent company of BPL Holdings (Kemper Securities Holdings, Inc.) experienced a change in ownership, whereby it became a wholly-owned subsidiary of EVEREN Capital Corporation and changed its name to EVEREN Securities Holdings, Inc. (ESHI). EVEREN Securities, Inc. is a wholly-owned subsidiary of ESHI. These changes have had no impact on the day-to-day operations of BPL Holdings. The following is a list of the directors and officers of BPL Holdings.

                         Present Position and Principal Occupation and
Name and Age             Affiliation During the Last Five Years or More:

Janet L. Reali           Director and President (Principal Executive Officer of
Age:  44                 the Partnership)
                         Ms. Reali was elected Executive Vice President and
                         Secretary of EVEREN Capital Corporation in May 1995.
                         Since December 1993 she has been Executive Vice
                         President, Corporate Counsel and Corporate Secretary of EVEREN Securities, Inc. She became a Director and the President of BPL Holdings, Inc. in May 1995. She was Senior Vice President and Associate General
                         Counsel of EVEREN Securities, Inc. from July 1991 to
                         December 1993.  Before joining EVEREN Securities, Inc.
                         she was a partner in the Chicago law firm of Keck, Mahin & Cate.

Stanley R. Fallis        Director of BPL Holdings, Inc.
Age:  54                 Mr. Fallis graduated from the University of Idaho with
                         a BS degree in accounting. Mr. Fallis also obtained an MBA degree from the University of Utah. Mr.
                         Fallis is a Certified Public Accountant and practiced public accounting for six years. Mr. Fallis was associated with Boettcher and Company and its successor, EVEREN Securities, Inc. for 18 years. He served as Chief Financial Officer of EVEREN Securities
                         Inc. From August 1990 to January 1994. He then served as Senior Vice President of Kemper Corporation from
                         March 1994 to March 1995.  He is currently Senior
                         Executive Vice President and Director of
                         Administration of EVEREN Securities, Inc.

Daniel D. Williams       Director and Vice President of BPL Holdings, Inc.
Age:  44                 Mr. Williams became a Director and Vice President of
                         BPL Holdings,

                         Inc. May 1995. Mr. Williams was elected Senior Executive Vice President, Treasurer and Chief Financial Officer of EVEREN Capital Corporation in May 1995. Since April 1995 he has been Senior Executive Vice President and Chief Financial Officer of EVEREN Securities, Inc. From January 1994 to April 1995, Mr. Williams was Executive Vice President and Director of Finance and Administration, and from January 1991 to January 1994 he was Senior Vice President and Director of Accounting of, EVEREN Securities, Inc. Prior thereto, he was Executive Vice President, Treasurer and Chief Financial Officer of Boettcher and Company.

Kelly J. Stradinger      Vice President and Secretary of BPL Holdings, Inc.
Age:  36                 Mr. Stradinger joined BPL in 1983 as Assistant
                         Controller for the syndicated public real estate partnerships. Mr. Stradinger is currently in charge of asset management for all syndicated partnerships where BPL or an affiliate is the general partner. He is also a Vice President of EVEREN Securities, Inc.
                         and Director of Leasing for the facilities management department. Mr. Stradinger graduated from Western
                         Michigan University with a Bachelor of Business
                         Administration in Accounting and successfully completed the Certified Public Accountant exam.

Thomas M. Mansheim       Director and Treasurer of BPL Holdings, Inc.
Age:  38                 (Principal Financial and Accounting Officer of the
                         Partnership)
                         Mr. Mansheim joined BPL in 1984 and is currently a Senior Vice President with EVEREN Securities, Inc.
                         He became a Director of BPL Holdings in July 1995 and has been the Treasurer of BPL Holdings, Inc. since
                         December 1987.  Mr.  Mansheim is a Certified
                         Public Accountant and from 1980 to 1984 was employed with KPMG Peat Marwick. Mr. Mansheim graduated from the University of Colorado with a Bachelor of Science degree in business administration.

There is no family relationship among the officers or directors of BPL Holdings or any of its affiliates.

Item 11.         EXECUTIVE COMPENSATION

                 The Partnership, as an entity, does not have any directors or executive officers. The information required by Item 402 of Regulation S-K relating to amounts owed by the Partnership to the Managing General Partner and its affiliates for services rendered during the fiscal year ended October 31, 1995 is presented below. Reference is also made to Note 4 to Financial Statements as contained in Item 8 of this report for a description of related parties.

                                                                                               Total
                         Capacities In Which             Cash               Deferral            Fees
Name of Entity         Compensation Was Earned           Paid               of Fees            Earned
--------------         -----------------------           ----               --------           ------
Boettcher              Reimbursement of direct            -                 $16,512           $16,512
Affiliated             general and administrative
Investors L.P.         expenses

Boettcher              Property Management Fee             -                $13,328           $13,328
Affiliated
Investors L.P.

                 No form of non-cash remuneration was paid by the Partnership. See Item 13 below with respect to a description of certain transactions of the Managing General Partner and its affiliates with the Partnership.


Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 To the knowledge of the Partnership, no person or group owns of record or beneficially more than 5% of the outstanding Units.


                 The Partnership has no directors or executive officers. To the knowledge of the Partnership, no directors or officers of the Managing General Partner or its affiliates currently own any Units.

                 There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The Partnership has no directors or executive officers. The information required by Item 404 of Regulation S-K is set forth in Item 11, Executive Compensation, as contained in this report.

                 The Partnership has a Management Agreement with the Managing General Partner pursuant to which the Managing General Partner is responsible for finding and negotiating the acquisition of suitable investments for the Partnership, originating or purchasing mortgage loans and negotiating lease terms for land lease transactions. The Managing General Partner is also responsible for performing the day-to-day investment and administrative operations of the Partnership and supervising the management and operation of the Partnership's Properties. For such services, the Managing General Partner is entitled to receive annual fees comprised of a Property Management Fee and a Loan Servicing Fee as more fully discussed in Note 4 to the Financial Statements as contained in Item 8 of this report. The Managing General Partner earns such fees for services provided to the Partnership pursuant to the Management Agreement and not by reason of its Partnership interest. The Managing General Partner earned a Property Management Fee of $13,328 for the fiscal year ended October 31, 1995.

                 Pursuant to the Partnership Agreement, the Managing General Partner may be reimbursed by the Partnership for certain of its costs including reimbursements for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications and legal services to the Partnership, and the maintenance and repair of data processing equipment used for or by the Partnership. Pursuant to such provisions for services provided during the fiscal year ended October 31, 1995, the Managing General Partner is entitled to receive reimbursements aggregating $16,512.

                 The Partnership Agreement provides for the net operating income of the Partnership to be allocated to the partners in accordance with their relative participation in distribution of operating cash flow. Operating cash flow is allocated as follows: (i) to the limited partners to the extent necessary to equal 9% simple interest on the adjusted capital contributions of the limited partners; (ii) to the General Partners until they have received an amount equal to 10% of the aggregate amount to be distributed for the period under (i) and (ii); and (iii) any remaining balance, 10% to the General Partners and 90% to the limited partners. Net operating cash flow for the years ended October 31, 1995, 1994 and 1993 is less than the 9% preferred return and, accordingly, net operating income for fiscal 1995, 1994 and 1993 has been allocated solely to the limited partners.

                 The Partnership Agreement provides for net capital income from the sale or other disposition of Partnership properties to be allocated on a cumulative basis as follows: (i) first, to the extent of gross income applicable to prior depreciation deductions, 1% to the General Partners and 99% to the limited partners; (ii) second, to each of the partners in accordance with their relative participations in distributions of net proceeds and repayment proceeds. Net capital loss is allocated 1% to the General Partners and 99% to the limited partners.

                                    PART IV


Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

                 (a)   (1)     Financial Statements

                               Independent Auditors' Report

                               Balance Sheets - October 31, 1995 and 1994

                               Statements of Operations -
                                  Years ended October 31, 1995, 1994, and 1993

                               Statements of Partners' Capital -
                                  Years ended October 31, 1995, 1994, and 1993

                               Statements of Cash Flows -
                                  Years ended October 31, 1995, 1994 and 1993

                               Notes to Financial Statements


                       (2)     Financial Statement Schedule

                               Independent Auditors' Report

                               Schedule III - Real Estate and Accumulated
                               Depreciation - October 31, 1995

                               Schedules, other than the one listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.


                 (b)   Reports on Form 8-K

                       The Partnership filed a current report on Form 8-K dated October 4, 1995 disclosing the sale of Clackamas Corner Shopping Center. For further discussion refer to Note 2 to the Financial Statements as contained in Item 8 of this report.

                 (c)      Exhibits


                 NUMBER                   EXHIBIT

                  3       Limited Partnership Agreement of Registrant (1)

                 10.1 Inverness Income Joint Venture Agreement dated July 24, 1984 (2)

                 10.2 Purchase and Sale Agreement with Exhibits thereto between The Cumberland Companies, Inc., as Seller, and Inverness Income Joint Venture as Purchaser, dated as of July 24, 1984 (2)

                 10.3 Land Lease Agreement with exhibits thereto, between The Cumberland Companies Inc., Lessor, and Cumberland Office Plaza Joint Venture, Lessee, dated July 31, 1984 (2)

                 10.4 Assignment and Assumption Agreement between Boettcher Affiliated Investors L.P., Assignor, and Boettcher Pension Investors Ltd., Assignee, dated October 5, 1984 (2)

                 10.5     Advisor's Consulting Agreement dated September 19,
                          1984 (2)

                 10.6     Advisor's Letter of Opinion dated September 19, 1984
                          (2)

                 10.7     Management Agreement (3)

                 10.8 Deed of Trust Note between Johansen Thackeray MacKenzie Properties, Ltd. and Boettcher Pension Investors Ltd. dated September 30, 1985 (4)

                 10.9 Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Financing Statement between Johansen Thackeray MacKenzie Properties, Ltd. and Boettcher Pension Investors Ltd. dated September 30, 1985 (4)

                 10.10 Loan Agreement between Boettcher Pension Investors Ltd. and Johansen Thackeray MacKenzie Properties, Ltd. dated September 30, 1985 (4)

                 10.11 Collateral Assignment and Security Agreement between Boettcher Pension Investors Ltd. and Johansen Thackeray MacKenzie Properties, Ltd. dated September 30, 1985 (4)

                 10.12 Guaranty dated September 30, 1985 executed by individual general partners of Borrower (Armand D. Johansen, Donald W. MacKenzie and John Thackeray)
                          (4)

                 10.13 Deed of Trust Note between Lindsay-Main Plaza and Boettcher Pension Investors Ltd. dated March 13, 1986 (5)

                 10.14 Deed of Trust, Security Agreement and Assignment of Rents and Leases, between Lindsay-Main Plaza and Boettcher Pension Investors Ltd. dated March 13, 1986 (5)

                 10.15 Loan Agreement between Boettcher Pension Investors Ltd. and Lindsay-Main Plaza dated March 13, 1986(5)

                 10.16 Guarantee dated March 13, 1986 as executed by the individual general partners of borrower. (Steven Shea, James Shea, Dennis Foley and Darryl Foley)
                              (5)

                 10.17 Purchase agreement dated May 8, 1986 between Boettcher Pension Investors Ltd. and Westwood Corporation(6)

                 10.18 Notice of Commencement of Case Under Chapter 11 of the Bankruptcy Code, Meeting of Creditors, and Fixing of Dates dated March 20, 1992 (7)

                 10.19 Creditors Amended Plan of Reorganization and Amended Disclosure Statement dated February 1993
                              (7)

                 10.20        Purchase and Sale Agreement for Clackamas
                              Corner(11)

                 28.7 Creditor's Amended Plan of Reorganization dated January 27, 1993 (8)

                 28.8 Order On Motion for Valuation of Secured Claim Held by California Federal Bank and Objections to Claim No. 5 of California Federal Bank dated April 13, 1993 (8)

                 28.9 Preliminary Order on Hearing on Confirmation of Creditor's Amended Plan of Reorganization dated April 13, 1993 (8)

                 28.10 Order Confirming Creditor's Amended Plan of Reorganization dated April 14, 1993 (8)

                 28.11        Notice of Appeal to District Court dated April
                              23, 1993 (8)

                 28.12 Order on Boettcher Pension Investors Ltd.'s Motion to Dismiss dated September 8, 1993(9)

                 28.13 Motion for Entry of Final Decree dated September 26, 1994(10)

                 28.13        Clarified Decision on Appeal dated July 15, 1994.
                              (12)

                 28.14 Supplemental Order Reconfirming the Order Confirming Creditor's Amended Plan of Reorganization. (12)

                 (1) Incorporated by reference to Exhibit No. 3 to Amendment No. 1 to Form S-11 Registration Statement filed June 13, 1984 - File No. 2-91040.

                 (2) Incorporated by reference to Exhibits No. 10.1 through 10.6, respectively, to Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed October 23, 1984 - File No. 2-91040.

                 (3) Incorporated by reference to Exhibit 10 to Amendment No. 1 to Form S-11 Registration Statement filed June 13, 1984 - File No. 2-91040.

                 (4) Incorporated by reference to Registrant's Report on Form 8-K dated September 30, 1985 (filed February 18,
                         1986).

                 (5) Incorporated by reference to Registrant's Report on Form 8-K dated March 19, 1986.

                 (6) Incorporated by reference to Registrant's Report on Form 8-K dated May 21, 1986.

                 (7) Incorporated by reference to Registrant's Report on Form 10-K dated October 31, 1992.

                 (8) Incorporated by reference to Registrant's Report on Form 10-Q dated April 30, 1993.

                 (9) Incorporated by reference to Registrant's Report on Form 10-Q dated July 31, 1993.

                 (10) Incorporated by reference to Registrant's Report on Form 10-K dated October 31, 1994.

                 (11) Incorporated by reference to Registrant's Report on Form 8-K dated October 4, 1995.

                 (12) Incorporated by reference to Registrant's Report on Form 10-Q dated September 13, 1994.

                          INDEPENDENT AUDITORS' REPORT


THE PARTNERS
BOETTCHER PENSION INVESTORS LTD:

Under date of January 23, 1996, we reported on the balance sheets of Boettcher Pension Investors Ltd. (a limited partnership) as of October 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended October 31, 1995, as contained in the Partnership's annual report on Form 10-K for the year 1995. Inc connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule III - Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                             KPMG PEAT MARWICK LLP


Denver, Colorado
January 23,1996

                       BOETTCHER PENSION INVESTORS, LTD.
                            (A Limited Partnership)
            SCHEDULE III - Real Estate and Accumulated Depreciation
                                October 31, 1995


                                                                                                  Costs capitalized
       PROPERTIES                           Initial cost (a)                                   Subsequent to acquisition
                                           Land and       Buildings      Equipment      Land and       Buildings      Equipment
                            Mortgage       improve-          and            and         improve-          and            and
                             Payable         ments      Improvements    Furnishings       ments      Improvements    Furnishings
------------------------------------------------------------------------------------------------------------------------------------
  SHOPPING CENTERS:
Parkway Village
   Provo, Utah             $5,840,260      1,750,000      4,770,248         --              --          15,517            --

Lindsay Main Plaza
   Mesa, Arizonia               --           949,000      1,076,000         --              --          21,242            --
                           ----------      ---------      ----------      ----            ----          -------         ----
Balances at
  October 31, 1995         $5,840,260      2,699,000      5,846,248          0               0          36,759             0
====================================================================================================================================

                                                                                    Gross amount at close
       PROPERTIES                        Other (c)                                  of Period (a) and (b)
                          Land and       Buildings      Equipment      Land and     Buildings   Equipment
                          improve-          and            and         Improve-       and         and                 Accumulated
                            ments      Improvements    Furnishings       ments    Improvements  Furnishing     Total  depreciation
------------------------------------------------------------------------------------------------------------------------------------
  SHOPPING CENTERS:
Parkway Village
   Provo, Utah                --             --            --          1,750,000    4,785,765      --        6,535,765  (398,297)

Lindsay Main Plaza
   Mesa, Arizonia        (537,637)      (549,190)          --            411,363      548,052      --          959,415  (133,252)
                         --------       --------         ----          ---------    ---------   -----        ---------  --------
Balances at
  October 31, 1995       (537,637)      (549,190)           0          2,161,363    5,333,817       0        7,495,188  (531,549)
====================================================================================================================================

                                                     Life on which
       PROPERTIES                                  depr. is computed
                       Date of    Date of      Buildings      Equipment
                      construc-   acquisi-        and            and
                        tion        tion     Improvements    Furnishings
------------------------------------------------------------------------------------------------------------------------------------
  SHOPPING CENTERS:
Parkway Village
   Provo, Utah          1985     05-May-93     30 years       10 years

Lindsay Main Plaza
   Mesa, Arizonia       1986     17-Nov-88     30 years       10 years

Balances at
  October 31, 1995
====================================================================================================================================



Notes:
  (a) Properties were purchased or acquired through foreclosure during the periods indicated above for cash and/or mortgage note payable.

  (b) Reconciliation of the total amount at which real estate was carried:



                                                                                      Balance at October 31,
                                                                                     ------------------------
                                                                           1995                                         1994
                                                                           ----                                         ----
Balance at beginning of period . . . . . . . . . . . . . . . . .    $9,721,336                                   $9,705,819
    Additions during period:
      Acquistions through foreclosure . . . . . .             0                                            0
      Other acquisitions. . . . . . . . . . . . .             0                                            0
      Improvements, etc.. . . . . . . . . . . . .          $792                                      $15,517
      Other (describe). . . . . . . . . . . . . .             0                                            0
                                                  -------------                                  -----------
                                                                           792                                       15,517
                                                                 -------------                                  -----------
                                                                     9,722,128                                    9,721,336
    Deductions during period:
      Cost of real estate sold. . . . . . . . . .     2,226,948                                            0
      Other (describe). . . . . . . . . . . . . .             0                                            0
                                                  -------------                                  -----------
                                                                     2,226,948                                            0

Balance at close of period. . . . . . . . . . . . . . . . . .       $7,495,180                                   $9,721,336
                                                                 =============                                  ===========

      (b) Reconciliation (continued)
          Reconciliation of the total amount of accumulated depreciation:

                                                                                     Balance at October 31,
                                                                             1995                                    1994
Balance at beginning of period . . . . . . . . . . . . . . . . . . .      ($1,002,590)                              ($761,140)
  Additions during period:
    Depreciation expense . . . . . . . . . . . . . . .     ($237,919)                              ($241,450)
    Other (describe)   . . . . . . . . . . . . . . . .             0                                       0
                                                        ------------                            ------------
                                                                             (237,919)                               (241,450)
                                                                         ------------                            ------------
                                                                           (1,240,509)                             (1,002,590)
  Deductions during period:
    Cost of real estate sold . . . . . . . . . . . . .      (708,960)                                      0
    Other (describe) . . . . . . . . . . . . . . . . .             0                                       0
                                                        ------------                            ------------
                                                                             (708,960)                                      0
                                                                         ------------                            ------------

Balance at close of period . . . . . . . . . . . . . . . . . . . . .        ($531,549)                            ($1,002,590)
                                                                         ============                            ============


(c) Represents adjustment to the original purchase price by the seller of Clackamas Corner.
    Represents impairment of value related to Lindsay-Main Plaza and adjacent land in Mesa, Arizonia.

(d) The aggregate cost for Federal income tax purposes at October 31, 1995 is $8,580,423.

(e) No intercompany profits are included in the total of column E.

See accompanying independent auditors' report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BOETTCHER PENSION INVESTORS LTD.
                                    (Registrant)

                          By:      Boettcher Affiliated Investors L.P.
                                    Managing General Partner

                                   By:     Boettcher Properties, Ltd.
                                            Managing General Partner

                                           By:      BPL Holdings, Inc.
                                                     Managing General Partner

                                           By:      /s/Thomas M. Mansheim
                                                    -------------------------
                                                    Thomas M. Mansheim,
                                                    Treasurer

                                                    Dated:  January 29, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Directors of the corporate General Partner of the Registrant's Managing General Partner) on the 29th day of January, 1996 in the capacities indicated below.

                 Name                                Capacities
                 ----                                ----------

JANET L. REALI                        Director and President of BPL Holdings,
                                      Inc.; Principal Executive Officer

By:      /s/Janet L. Reali            Dated:  January 29, 1996
         ----------------------
         Janet L. Reali

DANIEL D. WILLIAMS                    Director and Vice President of BPL
                                      Holdings, Inc.

By:      /s/Daniel D. Williams        Dated:  January 29, 1996
         -------------------------
         Daniel D. Williams

THOMAS M. MANSHEIM                    Director and Treasurer of BPL Holdings,
                                      Inc.; Principal Financial and Accounting
                                      Officer of the Partnership
By:      /s/Thomas M. Mansheim        Dated:  January 29, 1995
         --------------------------
         Thomas M. Mansheim

         No annual report or proxy materials have been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing, and the Partnership will furnish copies of such to the Commission when it is sent to the limited partners.