Form 10-Q
period 1996-01-31
BOETTCHER PENSION INVESTORS LTD
filed 1996-03-15
CIK 745895

                                                            Total # of Pages: 15




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q




(MARK ONE)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JANUARY 31, 1996        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
             TO
     -------    -------

COMMISSION FILE NUMBER               0-13219
                       -------------------------------------

                        BOETTCHER PENSION INVESTORS LTD.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                  COLORADO                           84-0948497
     ------------------------------------         -------------------
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)


              77 WEST WACKER DRIVE
                CHICAGO, ILLINOIS                        60601
     -------------------------------------        -------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (312) 574-6000
                                                   -------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ------   ------

                                     INDEX




                                                             Page
                                                             ----
PART I.  Financial Information
         Item 1.      Financial Statements (unaudited)



          Balance Sheets -
            January 31, 1996 and October 31, 1995                 3

          Statements of Operations -
            Three months ended January 31, 1996 and 1995          4

          Statement of Partners' Capital -
            Three months ended January 31, 1996                   5

          Statements of Cash Flows -
            Three months ended January 31, 1996 and 1995          6

          Notes to Financial Statements                           7


          Item 2.Management's Discussion and Analysis of
            Financial Condition and Results of Operations        10


PART II.  Other Information


           Item 6. Exhibits and Reports on Form 8-K              14

SIGNATURE                                                        15


PART I.      Financial Information


Item 1.  Financial Statements


                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)


                                                 January 31,  October 31,
              Assets                                   1996         1995
       ----------------------------------------  -----------  -----------
       Real estate investments, at gross cost
         Properties held for sale                $ 8,582,007  $ 8,582,007
            Less:  accumulated depreciation         (572,975)    (531,549)
            Allowance for loss                    (1,086,827)  (1,086,827)
                                                 -----------  -----------
                                                   6,922,205    6,963,631

       Cash and cash equivalents at cost,
         which approximates market value             513,550      515,751
       Deferred leasing costs, net of
         accumulated amortization of
         $101,389 and $93,800, respectively           93,531       97,248
       Accounts receivable and other assets          141,366      127,870
                                                 -----------  -----------

                                                 $ 7,670,652  $ 7,704,500
                                                 ===========  ===========

         Liabilities and Partners' Capital
         ---------------------------------

       Mortgage payable                          $ 5,821,554  $ 5,840,260
       Accounts payable and accrued liabilities       28,907       59,620
       Payable to managing general partner            88,330       40,773
       Property taxes payable                         17,449       64,939
       Accrued interest payable                       46,087       46,235
       Other liabilities                              39,315       27,136
                                                 -----------  -----------
            Total liabilities                      6,041,642    6,078,963
                                                 -----------  -----------

       Partners' capital (deficit):
         General partners                            (35,653)     (35,653)
         Limited partners                          1,664,663    1,661,190
                                                 -----------  -----------
            Total partners' capital                1,629,010    1,625,537
                                                 -----------  -----------

                                                 $ 7,670,652  $ 7,704,500
                                                 ===========  ===========


See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Operations

                  Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)


                                                       Three Months Ended
                                                           January 31,
                                                     -----------------------
                                                         1996        1995
                                                     ------------  ---------
       Revenue:
         Rental income                                   $251,874   $317,945
         Interest income                                    7,279      4,994
         Tenant reimbursements and
            other income                                   49,719     66,317
                                                         --------  ---------
                                                          308,872    389,256
                                                         --------  ---------

       Expenses:
         Interest                                         138,410    140,112
         Depreciation and amortization                     49,364     69,817
         Property taxes                                    23,589     31,196
         Fees and reimbursements to managing
            general partner                                 5,724      7,684
         Other management fees                             13,549     15,657
         Repairs and maintenance                           15,208     19,900
         Utilities                                          9,683     12,929
         General and administrative                        49,872     24,008
                                                     ------------  ---------
                                                          305,399    321,303
                                                     ------------  ---------

            Net earnings                                   $3,473    $67,953
                                                     ============  =========

         Net earnings per limited
           partnership unit using the weighted
           average number of limited partnership
           units outstanding of 10,717                       $.32      $6.34
                                                     ============  =========



    See accompanying notes to financial statements.

                      BOETTCHER PENSION INVESTORS LTD.
                           (A Limited Partnership)

                       Statement of Partners' Capital

                     Three Months ended January 31, 1996
                                 (Unaudited)




                                                                  Total
                                           General    Limited   partners'
                                           partners   partners   capital
                                          ---------  ---------  ---------
       Capital (deficit) at
         November 1, 1995                 $(35,653)  1,661,190  1,625,537

       Net earnings for the three months
         ended January 31, 1996                  -       3,473      3,473
                                          ---------  ---------  ---------
       Capital (deficit) at
        January 31, 1996                 $( 35,653)  1,664,663  1,629,010
                                         ==========  =========  =========




   See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows

                  Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)




                                                       Three Months Ended
                                                           January 31,
                                                       -------------------
                                                         1996       1995
                                                       --------  ---------
Cash flows from operating activities:
  Net earnings                                           $3,473    $67,953
  Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
        Depreciation and amortization                    49,364     69,817
  Change in operating assets and liabilities:
        Increase in accounts receivable
           and other assets                             (13,496)   (30,073)
        Increase (decrease) in accounts payable
           and accrued liabilities                      (30,713)    13,401
        Increase in payable to managing
           general partner                               47,557     11,146
        Decrease in property taxes payable              (47,490)   (59,125)
        Decrease in accrued
           interest payable                                (148)      (135)
        Increase in other liabilities                    12,179      2,005
                                                       --------  ---------
           Net cash provided by
            operating activities                         20,726     74,989
                                                       --------  ---------

Cash flows used in investing activities -
  Increase in deferred leasing costs                     (4,221)   (14,261)
                                                       --------  ---------

Cash flows used by financing activities:
  Distributions to limited partners                           -   (107,170)
  Reduction in mortgage payable                         (18,706)   (17,017)
                                                       --------  ---------
           Net cash used by financing activities        (18,706)  (124,187)
                                                       --------  ---------

Net decrease in cash and cash equivalents                (2,201)   (63,459)

Cash and cash equivalents at October 31                 515,751    540,941
                                                       --------  ---------

Cash and cash equivalents at January 31                $513,550   $477,482
                                                       ========  =========

Supplemental schedule of cash flow information:

  Interest paid in cash during the period              $138,558   $140,248
                                                       ========  =========



See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                January 31, 1996
                                  (Unaudited)


(1)  Financial Statement Adjustments and Footnote Disclosure

     The accompanying financial statements are unaudited. However, Boettcher Affiliated Investors L.P., ("BAILP"), the Managing General Partner of Boettcher Pension Investors Ltd. (the "Partnership"), believes all material adjustments necessary for a fair presentation of the interim financial statements have been made and that such adjustments are of a normal and recurring nature. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. BAILP believes the disclosures made are adequate to make the information not misleading and suggests that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Pension Investors Ltd. October 31, 1995 Annual Report.

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

     Deferred Leasing Costs
     Costs associated with the leasing of the Partnership's retail shopping centers are deferred and amortized over the life of the related leases. These costs are comprised of lease commissions and construction costs related to the buildout of tenant space.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                                January 31, 1996
                                  (Unaudited)

(2)  Continued

     Statements of Cash Flows

     For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following:


                                               As of January 31,
                                             1996            1995
                                       ------------------------------
     Money market fund                    $441,226        $442,303
     Operating cash                         72,324          35,179
                                         ---------       ---------
      Cash and cash equivalents           $513,550        $477,482
                                         =========       =========

     Reclassifications

     Certain fiscal 1995 amounts have been reclassified for comparability with fiscal 1996 financial statement presentation.

(3)  Real Estate Investments

     Parkway Village

     In fiscal 1995, a non sudden release of a dry cleaning solution, tetrachloroethylene (PERC), was reported by the dry cleaning tenant (the Tenant) at Parkway Village to the State of Utah Department of Environmental Quality (DEQ). The Tenant, utilizing the services of an environmental consulting firm, is currently investigating the extent of the PERC release and its effect on soil and groundwater in the vicinity. The DEQ is monitoring the Tenant's progress. Although the Tenant is responsible for the costs of any required remediation, should the Tenant be unable to complete the required work due to limitations of its financial resources, it is likely that the Partnership, as owner of Parkway Village, would be required to complete the needed remediation. Management is unable at this time to estimate the extent of expenses, if any, that may be incurred by the Partnership for remediation of this contamination. Accordingly, the accompanying financial statements do no include any adjustments related to this matter.

(4)  Transactions with Related Parties

     BAILP is the Managing Agent of the Partnership and is paid property management, loan servicing, and acquisition fees for its services to the Partnership. The property management fee is equal to 5% of gross receipts from the properties, less management fees paid to others. The property management fee earned by BAILP amounted to $1,596 for the three months ended January 31, 1996.

     The Partnership also reimburses BAILP for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                                January 31, 1996
                                  (Unaudited)


     (4) Continued

     processing equipment used for or by the Partnership. The amount due BAILP for such reimbursements amounted to $4,128 for the three months ended January 31, 1996.

(5)  Properties Held for Sale

     As of January 31, 1996, the Partnership has recorded its real estate investments as properties held for sale. The Managing General Partner is attempting to sell the Properties and liquidate the Partnership in 1996. However, there can be no assurances that the Partnership will sell the Properties in 1996. The Partnership's ability to sell Parkway Village may be adversely affected by the existence and remediation of the dry cleaning solution contamination at the property, as more fully discussed in Note 2. The Partnership has entered into separate listing agreements with unrelated real estate firms to act as the exclusive selling agents for the sale of Parkway Village and Lindsay-Main Plaza. The Managing General Partner believes that the sales of these properties, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway; however, the sales transactions may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner, pay amounts payable to the Managing General Partner, and, thereafter, to make distributions to limited partners.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended January 31, 1996, the Partnership generated total revenue of $308,872 and incurred total expenses in the amount of $305,399, resulting in net earnings of $3,473. The Partnership's net earnings decreased $64,480 (94%) for the three months ended January 31, 1996 when compared with the corresponding period of fiscal 1995. The most significant factors affecting the Partnership's results of operations were decreased total revenue, specifically rental and other income, and decreased total expenses, in most categories, as a result of the sale of Clackamas Corner Shopping Center in the fourth quarter of fiscal 1995. A summary of the Partnership's operations and period-to-period comparisons is presented below:


                   Three Months Ended January 31
                         (In Thousands)
                   ------------------------------
                                 Amount
                                   of       %
                     1996  1995  Change  Change
                     ----  ----  ------  ------
Total revenue        $309   389    (80)   (21%)
Total expenses        305   321     16      5%
                     ----  ----  ------

Net earnings (loss)    $4    68    (64)   (94%)
                     ====  ====  ======  ======



In making period-to-period comparisons, the exclusion of the operations of Clackamas Corner Shopping Center from the results of the first quarter of fiscal 1995 allows for a more meaningful analysis of the operations of the Partnership's remaining investments. For comparison purposes only, if the operations of Clackamas Corner Shopping Center had been excluded from revenue and expenses in the first quarter of fiscal 1995, the Partnership's Statement of Operations for the quarter ended January 31, 1996 compared with the same periods in fiscal 1995 would have been as follows:

                     Three Months Ended March 31
                           (In Thousands)
                   ------------------------------
                            Pro   Amount
                           Forma    of      %
                     1996  1995   Change  Change
                     ----  -----  ------  ------
Total revenue        $309    295      14      5%
Total expenses        305    282     (23)    (8%)
                     ----  -----  ------

Net earnings (loss)    $4     13      (9)   (69%)
                     ====  =====  ======  ======


In analyzing the pro forma amounts shown above, which exclude the results of Clackamas Corner Shopping Center, total revenue generated by the Partnership for the three months ended January

31, 1996 was $308,872, representing an increase of $14,103 (5%) when compared with the corresponding period in fiscal 1995. The Partnership's properties generated rental income of $251,874 for the first quarter of fiscal 1996, representing an increase of $3,861 (2%) when compared to the first quarter of fiscal 1995. Parkway Village's average occupancy remained at 98% and the average effective rental rate increased $.17 to $9.32 for the first quarter of fiscal 1996, when compared with the first quarter of fiscal 1995. Lindsay-Main Plaza generated average occupancy of 48% for the three months ended January 31, 1996, which represents an increase of 10% when compared with the first quarter of fiscal 1995, while the property's annual average effective rental rate decreased $.55 to $4.60 per square foot when compared with the corresponding period in fiscal 1995.

Tenant improvements and other income increased $7,786 (19%) for the three months ended January 31, 1996 when compared to the first quarter of 1995, due to less reimbursable expenses billed back to tenants at Parkway Village in the first quarter of fiscal 1995.

A summary of average occupancy and average effective rental rates for the Partnership's properties is presented below:


                                               Three Months Ended
                                                    January 31,
                                               ------------------
Shopping Center                                 1996        1995
----------------------------------             -------     ------
Parkway Village
(102,356 net rentable square feet)                 98%        98%
Average effective rental rate (a)                $9.32      $9.15

Lindsay-Main Plaza
(37,000 net rentable square feet)                  48%        38%
Average effective rental rate (a)                $4.60      $5.15

Clackamas Corner
(26,500 net rentable square feet)              N/A (b)        95%
Average effective rental rate (a)              N/A (b)     $10.52


(a) Average effective rental rates are stated in terms of an average annual rate per square foot. Effective rates take into account the effect of leasing concessions and bad debts. These rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the property.

(b)  Clackamas Corner Shopping Center was sold on October 4, 1995.

Based on the pro forma amounts presented previously, total expenses incurred by the Partnership for the three months ended January 31, 1996 were $305,399, representing an increase of $3,234 (8%) when compared with the first quarter of fiscal 1995. The most significant item affecting the

Partnership's expenses in the first quarter of fiscal 1996 was the payment of approximately $22,500 in expenses related to the completion of the sale of Clackamas Corner Shopping Center. Specifically, the sale of the property included the Partnership's reimbursement to the buyer for tenant improvement costs related to a newly negotiated lease. At the time of sale, the costs were estimated and included in the Partnership's Statement of Operations at October 31, 1995. Subsequently, the estimates were modified, resulting in this additional expenditure. This amount is included in the Partnership's general and administrative expense category. All other expense items on a pro forma basis are consistent with the first quarter of fiscal 1995.

Liquidity and Capital Resources

Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $513,550 at January 31, 1996, representing a decrease of $2,201 when compared with fiscal 1995 year-end balances. Net cash provided by operating activities for the three months ended January 31, 1996 amounted to $20,726. As a result of the payment of property tax liabilities in the first quarter of fiscal 1996, property taxes payable decreased $47,490 and accounts receivable and other assets, which include prepaid expenses, increased $13,496 when compared with fiscal 1995 year-end balances. The payable to Managing General Partner increased $47,557 at January 31, 1996 when compared to the fiscal 1995 year-end balance, primarily due to the accrual of fees and reimbursable expenses related to operations in the first quarter of 1996. Accounts payable and accrued liabilities decreased $30,713 at January 31, 1996 when compared to the fiscal 1995 year-end balance due to the payment of lease commissions at the Partnership's remaining properties and audit fees related to the fiscal 1995 year-end audit.

Net cash used in investing activities in the first quarter of fiscal 1996 amounted to $4,221. The Partnership's deferred leasing costs in fiscal 1996 include costs related to lease commissions and tenant improvement costs associated with the leasing of vacant space to new tenants and the renewal of existing tenants at the Partnership's properties.

Net cash used by financing activities amounted to $18,706 in the first quarter of fiscal 1996, the result of reductions in mortgage principal related to the Parkway mortgage.

To the knowledge of the Managing General Partner, all properties are generally in good physical condition. In fiscal 1996 budgeted tenant finish costs and lease commissions total approximately $85,000 and $15,000, respectively. These tenant finish costs and lease commissions are budgeted in anticipation of leasing vacant space and renewing existing tenant leases at the Partnership's properties. Should additional costs be required at the Partnership's properties, it is currently anticipated that the funds required for such expenditures would be made available either from cash flow generated from property operations or from Partnership cash reserves.

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of January 31, 1996, the Partnership had $513,550 in cash reserves, while the minimum required amount was $214,340. The Partnership intends to apply net cash flow generated from Partnership operations in fiscal 1996 to maintain sufficient cash reserves as determined by the Managing General Partner. Thereafter, the Partnership intends to distribute to limited partners operating cash flow deemed to be in excess of amounts required to fund anticipated Partnership liabilities.

As of January 31, 1996 the Partnership has recorded its real estate investments as properties held for sale. The Managing General Partner is attempting to sell its remaining properties and liquidate the Partnership in 1996. However, there can be no assurances that the Partnership will sell the properties in 1996. The Partnership's ability to sell Parkway Village may be adversely affected by the existence and remediation of the dry cleaning solution contamination at the property, as more fully described in Note 2 to the Financial Statements as contained in Item 1 of this report. The Partnership has entered into separate listing agreements with unrelated real estate firms to act as the exclusive selling agents for the sale of Parkway Village and Lindsay-Main Plaza. The Managing General Partner believes that the sales of these properties, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway Village; however, the sales transactions may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner, pay amounts payable to the Managing General Partner, and, thereafter, to make distributions to limited partners.

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


                                 BOETTCHER PENSION INVESTORS LTD.
                                           (Registrant)


                                 By:  Boettcher Affiliated Investors L.P.
                                      Managing General Partner

                                      By:   Boettcher Properties, Ltd.
                                            Managing General Partner

                                            By:   BPL Holdings, Inc.
                                                  Managing General Partner

Dated: March 15, 1996                 By:   /s/Thomas M. Mansheim
                                            --------------------------
                                            Thomas M. Mansheim
                                            Treasurer; Principal
                                            Financial and Accounting
                                            Officer of the Partnership