Form 10-K405/A
period 1995-10-31
BOETTCHER PENSION INVESTORS LTD
filed 1996-04-24
CIK 745895

                                                          Total # of pages: 42

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM 10-K/A

                               AMENDMENT No. 1


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       October 31, 1995
                              -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     None    to   None
                                    -----------    ----------
     Commission file number                 0-13219
                           ---------------------------------------------

                       BOETTCHER PENSION INVESTORS, LTD.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                     84-0948497
- -------------------------------        ----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

77 West Wacker Drive, Chicago, Illinois                    60601
- ----------------------------------------     --------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (312) 574-6000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
      Title of each class                            which registered on

            None                                            None
- -----------------------------                      --------------------------


Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes      No
                                          -----    -----

                                    INDEX

                                   PART 1                                               Page
Item 1.   Business                                                                        3
Item 2.   Properties                                                                      5
Item 3.   Legal Proceedings                                                               8
Item 4.   Submission of Matters to a Vote of Holders of Limited Partnership Interests     8

                                    PART II

Item 5.   Market for the Registrant's Limited Partnership Interests and Related
          Limited Partner Matters
Item 6.   Selected Financial Data                                                        10
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                          11
Item 8.   Financial Statements and Supplementary Data                                    15
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                           29


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                             29
Item 11.  Executive Compensation                                                         31
Item 12.  Security Ownership of Certain Beneficial Owners and Management                 31
Item 13.  Certain Relationships and Related Transactions                                 32


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                33

SIGNATURES                                                                               39

                                     PART I

Item 1. BUSINESS

General


Boettcher Pension Investors Ltd. (the "Partnership") was organized in May 1984 as a limited partnership under the Colorado Uniform Limited Partnership Act. The Partnership's primary business has been to invest in improved and unimproved real property on an unleveraged basis and to purchase or originate participating mortgage loans and land lease investments. At October 31, 1995, the Partnership owned and operated two shopping centers located in Utah ("Parkway Village") and Arizona ("Lindsay-Main Plaza") (collectively, the "Properties"), both of which have been recorded by the Partnership as properties held for sale as more fully discussed in Note 6 to the Financial Statements as contained in Item 8 of this report. The Properties are more fully described in Item 2 of this report. The Partnership intends to continue to operate the Properties with a view towards disposing of the Properties as soon as market conditions dictate and buyers of the Properties are available. Upon sale of its remaining properties, payment of costs of liquidation and all remaining liabilities of the Partnership (including amounts owed to its Managing General Partner), the Partnership intends to reduce its remaining assets to cash, make a final distribution of cash to the Limited Partners and subsequently dissolve.

The General Partners of the Partnership are Boettcher Affiliated Investors L.P. and Boettcher 1984 Associates, Ltd. (the "General Partners"), both Colorado limited partnerships. The Managing General Partner of the Partnership is Boettcher Affiliated Investors L.P. ("BAILP" or the "Managing General Partner") and the Associate General Partner of the Partnership is Boettcher 1984 Associates, Ltd. (the "Associate General Partner"). The general partner of both the Managing General Partner and the Associate General Partner is Boettcher Properties, Ltd. ("BPL"). The General Partners have exclusive control over the business of the Partnership, which powers are exercised only by the Managing General Partner, except for certain matters which require the affirmative vote or consent of the Limited Partners as set forth in Sections
IV.2 and V. of the Limited Partnership Agreement of the Partnership. Such voting or consent rights of Limited Partners include, without limitation, the right to vote or otherwise consent to a sale of substantially all of the assets of the Partnership, dissolution of the Partnership, transactions between the Partnership and the General Partner or its Affiliates, amendment to the Limited Partnership Agreement, removal of a General Partner, and other specific matters as set forth therein.

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

Item 2. PROPERTIES

At October 31, 1995, the Partnership owned and operated two shopping centers, both of which are being held for sale, as more fully described below:


Name and Location                      General Character of Property
- -------------------------------------  ---------------------------------------

Parkway Village                        4-building shopping center containing
2255 N. University Parkway             approximately 102,000 square feet of
Provo, Utah                            net rentable area on approximately
                                       10.05 acres of land.

Lindsay-Main Plaza                     1-building shopping center containing
150 North Lindsay                      approximately 37,000 square feet of
Mesa, Arizona                          net rentable area on approximately
                                       4.213 acres of land and one vacant
                                       undeveloped parcel of land consisting
                                       of approximately .934 acres.


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

In the opinion of the Managing General Partner, the properties are adequately covered by insurance.

Average occupancies and average effective rental rates generated by the Properties in the last five fiscal years were as follows:

                         1st      2nd       3rd       4th
                         Qtr      Qtr       Qtr       Qtr    Fiscal    Fiscal    Fiscal    Fiscal   Fiscal
Shopping Centers        1995     1995      1995      1995      1995      1994      1993      1992     1991
                      ------    -----     -----    ------    ------    ------    ------    ------   ------
Parkway Village
Average Occupancy(b)     98%      97%       97%       98%       98%      100%       99%       N/A      N/A
Average effective
 rental rate (a)(b)   $ 9.15     8.87      9.32      9.20      9.13      8.95      8.37       N/A      N/A
Lindsay-Main Plaza
Average Occupancy        38%      46%       45%       50%       45%       38%       38%       32%      32%
Average effective
 rental rate (a)      $ 5.15     4.20      5.16      5.80      5.08      5.52      5.30      5.70     5.36
Clackamas Corner(C)
Average Occupancy        95%      95%       95%       98%(C)    96%(C)   100%       84%       76%      89%
Average effective
 rental rate (a)      $10.52    10.58     10.58     10.48(C)  10.54(C)  10.61     10.82     10.92    10.75

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

(C) These computations give effect to the sale of Clackamas Corner Shopping Center on October 4, 1995.


Parkway Village Shopping Center has one tenant occupying 10% or more of the total rentable square footage. Albertson's Food Market is a party to a 25 year lease expiring February 28, 2008 at the property and is a provider of full service grocery products. The rent per annum is approximately $265,600. Albertson's has the option of renewing the lease for nine consecutive 5-year lease terms at terms similar to the current lease terms.

Lindsay Main Plaza has one tenant occupying 10% or more of its total rentable square footage. Dance Connections is a party to a 5-year lease at the property and provides dance instruction to the general public. The rent per annum is approximately $29,400. The current lease expires January 31, 1997, and is subject to renewal for a 5-year term at current market rates.

The following table sets forth, by property, a schedule of lease expirations for the next ten years including:

     (a) the number of tenants whose leases will expire,
     (b) the total area in square feet covered by such leases,
     (c) the annual rental represented by such leases, and
     (d) the percentage of gross annual rental represented by such leases.

AS OF OCTOBER 31, 1995

PARKWAY VILLAGE
                                                      LEASE EXPIRATION DATES
                                1996       1997      1998       1999       2000       2001       2002   2003   2004   2005
                                ----       ----      ----       ----       ----       ----       ----   ----   ----   ----
   No. of tenants                  0          3        11          2          4          1          1      0      0      0
   Total Square footage            0      9,774    18,341      3,650      6,642      6,000      1,575      0      0      0
   Annual rent                    $0   $205,268  $512,769   $167,450   $293,602   $568,920   $112,350     $0     $0     $0
% of gross annual rent           0.0%       3.5%      8.7%       2.8%       5.0%       9.7%       1.9%   0.0%   0.0%   0.0%


LINDSAY MAIN PLAZA

                                                      LEASE EXPIRATION DATES
                                1996       1997      1998       1999       2000       2001       2002   2003   2004   2005
                                ----       ----      ----       ----       ----       ----       ----   ----   ----   ----
   No. of tenants                  0          2         3          1          1          0          0      0      0      0
   Total Square footage            0      6,282     8,192      1,007      3,250          0          0      0      0      0
   Annual rent                    $0    $62,223  $138,254    $20,769   $160,063         $0         $0     $0     $0     $0
% of gross annual rent           0.0%      16.3%     36.3%       5.4%      42.0%       0.0%       0.0%   0.0%   0.0%   0.0%


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

Since August 1985, the Partnership has made consecutive quarterly cash distributions to limited partners of cash flow generated from Partnership operations. In fiscal 1995, the Partnership distributed a total of $428,680 ($40 per $1,000 Unit) to limited partners as generated by cash flow from operations. The following table sets forth a summary of distributions made to limited partners for the three years ended October 31, 1995 on an aggregate and per unit basis:


                                 1995             1994            1993
                         ------------------  --------------  --------------
                                      Per              Per             Per
     Distributions         Total      Unit    Total   Unit    Total   Unit
                         ----------  ------  -------  -----  -------  -----
      From operations      $269,287   25.13  307,261  28.67  107,170  10.00
      Return of capital   2,431,394  226.87  201,797  18.83        -      -
                         ----------  ------  -------  -----  -------  -----
     Total               $2,700,681  252.00  509,058  47.50  107,170  10.00
                         ==========  ======  =======  =====  =======  =====


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


Item 6. SELECTED FINANCIAL DATA



                        BOETTCHER PENSION INVESTORS LTD.
                           Selected Financial Data(a)
                    As of or For the Years Ended October 31,


                                   1995        1994       1993       1992         1991
                                ----------  ---------  ---------  ---------  -----------
Total revenue                   $1,519,252  1,581,014    954,808    490,389      709,066
Earnings(loss) from operations     269,287    307,261    145,249     77,477   (3,216,618)
Gain on sale of
 real estate investment            684,856          -          -          -            -
Net earnings(loss)                 954,143    307,261    145,249     77,477   (3,216,618)

Per Unit(b)
 Net earnings(loss)                  89.03      28.67      13.55       7.23      (297.14)
 Cash distributions                 252.00      47.50      10.00      10.00        10.00

Total assets                     7,704,500  9,475,573  9,789,517  3,605,895    3,658,903
Mortgage payable                 5,840,260  5,910,814  5,975,906          -            -


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


                               Fiscal Year Ended October 31
                                      (In Thousands)
                        ------------------------------------------
                                                Amount
                                                  of           %
                          1995        1994      Change      Change
                        ------       -----      ------      ------
Total revenue           $1,519       1,581        (62)        (4)%
Total expenses           1,250       1,274         26          2 %
                        ------       -----      -----
Net operating earnings    $269         307        (36)       (12)%
                        ======       =====      =====       ====


Total revenue decreased $61,762 (4%) in fiscal 1995 as compared to fiscal 1994, as a consequence of the sale of Clackamas, which resulted in one less month of rental and other income in fiscal 1995, and a decrease in tenant reimbursements and other income due to vacancies at Parkway Village. The Partnership's properties generated rental income of $1,238,182 in fiscal 1995, a decrease of $31,706 (2%) when compared to fiscal 1994. Parkway Village achieved a weighted average occupancy of 98% and a weighted average effective rental rate of $9.13, representing a decrease of 2% and an increase of $0.18, respectively, when compared with fiscal 1994. Lindsay-Main generated average occupancy of 45% in fiscal 1995, an increase of 7% over fiscal 1994, while the property's annual average effective rental rate decreased $0.44 to $5.08 per square foot when compared to fiscal 1994. Clackamas Corner generated average annual occupancy of 96% (based on eleven months of operations prior to its being sold) a decrease of 4% when compared to fiscal 1994. The annual average effective rental rate at Clackamas Corner decreased $0.07 to $10.54 for fiscal 1995 when compared to fiscal 1994. For additional occupancy and rental rate information related to the Properties, refer to the table provided in Item 2 as contained in this report. Tenant reimbursement and other income generated by the Partnership in fiscal 1995 totaled $261,054, representing a decrease of $29,407 (10%) when compared to fiscal 1994, primarily due to over-estimates of common area charges reflected in fiscal 1994 billings, resulting in lower 1995 billings at Parkway Village; and increased vacancies in fiscal 1995 at Parkway Village.

Total expenses incurred by the Partnership in fiscal 1995 totaled $1,249,965, a decrease of $23,788 (2%) when compared to fiscal 1994. All major expense categories, except utilities and depreciation and amortization, recognized minor decreases due to the sale of Clackamas Corner. Utilities expense increased $4,225 (10%) due to increased vacancies at Parkway Village and a water leak at Parkway Village in a vacant unit that resulted in higher water bills for part of fiscal 1995. General and administrative expense decreased $13,454 (17%) in fiscal 1995 when compared to fiscal 1994 due to legal fees incurred in fiscal 1994 related to the Partnership's acquisition of Parkway Village through a bankruptcy reorganization in fiscal 1993.

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


                         Fiscal Year Ended October 31
                                (In Thousands)

                                                Amount
                                                  of       %
                                    1994   1993  Change  Change
                                   ------  ----  ------  ------
Total revenue                      $1,581   973     608     62%
Total expenses                      1,274   828     446     54%
                                   ------  ----  ------
Net earnings                       $  307   145     162    112%
                                   ======  ====  ======  ======


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

                          Fiscal Year Ended October 31
                                 (In Thousands)

                                Less     Pro    Pro   Amount
                       Actual  Parkway  Forma  Forma    of      %
                        1994    1994    1994   1993   Change  Change
                       ------  -------  -----  -----  ------  ------

Total revenue          $1,581  (1,089)    492    443      49     11%
Total expenses          1,274    (940)    334    326       8      2%
                       ------  -------  -----  -----  ------
Net earnings           $  307    (149)    158    117      41     35%
                       ======  =======  =====  =====  ======  ======


Based upon the pro forma amounts presented above, total revenue generated by the Partnership, excluding Parkway Village, in fiscal 1994 amounted to $492,377, representing a $48,748 (11%) increase when compared with fiscal 1993. The Properties, excluding Parkway Village, generated rental income of $358,692 in fiscal 1994, representing an increase of $42,917 (14%) when compared with fiscal 1993. Lindsay-Main Plaza generated average occupancy of 38% in fiscal 1994, which represents no change when compared with fiscal 1993, while the property's annual average effective rental rate increased $.22 to $5.52 per square foot when compared with fiscal 1993. Average occupancy at Clackamas Corner increased 16% in fiscal 1994 when compared with fiscal 1993, while the property's annual average effective rental rate decreased $.21 to $10.61 per square foot when compared with fiscal 1993. For additional occupancy and rental rate information related to the Properties, refer to the table provided in Item 2 as contained in this report. Tenant reimbursement and other income generated by the Partnership in fiscal 1994, excluding Parkway Village, totaled $114,800, representing a net $5,032 (5%) increase when compared with fiscal 1993. Tenant reimbursement income increased $15,499 (18%) in fiscal 1994 when compared with fiscal 1993, primarily the result of increased occupancy at Clackamas Corner in fiscal 1994; while other income decreased $10,466 (44%) in fiscal 1994 when compared with fiscal 1993, primarily the result of the receipt in fiscal 1993 of the final payment on a settlement negotiated by the Partnership with two of the personal guarantors of the Lindsay-Main Plaza participating mortgage.

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

Liquidity and Capital Resources

Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $515,751 at October 31, 1995, representing a decrease of $25,190 when compared with fiscal 1994 year-end balances. This decrease is primarily the result of cash distributions made to limited partners in fiscal 1995 in the amount of $2,700,681, generated primarily by the sale of Clackamas Corner. Net cash provided by operating activities in fiscal 1995 amounted to $583,061. The most significant changes in operating assets and liabilities include increases in both the payable to managing general partner and in accounts payable and accrued liabilities. The payable to the Managing General Partner increased $33,110, to $40,773 as of October 31, 1995, due to advances made by the managing general partner for Partnership expenses that were not reimbursed until fiscal 1996. The increase of $37,624 in accounts payable and accrued expenses relates primarily to the accrual of certain Clackamas sale-related expenses. No amounts were payable to officers, directors or affiliates of the Managing General Partner in connection with the sale of Clackamas Corner. The decreases in both property taxes payable and other liabilities at October 31, 1995 are both directly related to the sale of Clackamas and the elimination of certain operating expenses related to the property. Accounts receivable and other assets increased $9,922, primarily the result of increased receivables from tenants at Parkway Village.

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

The net proceeds to the Partnership before proration of operating income and expenses related to the property were as follows:


Sales price                                                     $2,450,000
        Less Costs of Sale-
                Sales Commissions                                  (98,000)
                Title, legal fees, and other                      (111,508)
        Security Deposit Liability                                  (6,199)
                                                                ----------
                Net Proceeds                                    $2,234,293
                                                                ==========


The net proceeds were distributed to limited partners on October 26, 1995 as follows:


        Net Proceeds from Sale                                  $2,234,293
        Utilization of Partnership Cash Reserves                    37,708
                                                                ----------
        Distribution to Limited Partners ($212/unit)            $2,272,001
                                                                ==========


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Financial Statements of the Partnership are included herein:

           Independent Auditors' Report                                   18

           Balance Sheets - October 31, 1995 and 1994                     19

           Statements of Operations -
              Years ended October 31, 1995, 1994, and 1993                20

           Statements of Partners' Capital -
              Years ended October 31, 1995, 1994, and 1993                21

           Statements of Cash Flows -
              Years ended October 31, 1995, 1994 and 1993                 22

           Notes to Financial Statements                                  24

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


                                        KPMG PEAT MARWICK LLP












Denver, Colorado
January 23, 1996

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                                 Balance Sheets

                           October 31, 1995 and 1994

             Assets                                  1995         1994
             ------                               -----------  -----------
Real estate investments:
   Properties held for sale at cost, net          $7,495,180     9,721,336
      Less: accumulated depreciation                (531,549)   (1,002,590)
                                                  ----------    ----------
                                                   6,963,631     8,718,746

Cash and cash equivalents                            515,751       540,941
Deferred leasing costs, net of accumulated
      amortization of $93,800 and $241,212
      respectively                                    97,248        97,938
Accounts receivable and other assets                 127,870       117,948
                                                  ----------    ----------
                                                  $7,704,500     9,475,573
                                                  ==========    ==========

Liabilities and Partners' Capital

Mortgage payable                                  $5,840,260     5,910,814
Accounts payable and accrued liabilities              59,620        21,996
Payable to managing general partner                   40,773         7,663
Property taxes payable                                64,939        76,965
Accrued interest payable                              46,235        46,794
Other liabilities                                     27,136        39,266
                                                  ----------    ----------
      Total Liabilities                            6,078,963     6,103,498
                                                  ----------    ----------

Partners' capital (deficit):
   General partners                                  (35,653)      (42,502)
   Limited partners                                1,661,190     3,414,577
                                                  ----------    ----------
      Total partners' capital:                     1,625,537     3,372,075
                                                  ----------    ----------
Commitments and contingencies
                                                  ----------    ----------

                                                  $7,704,500     9,475,573
                                                  ==========    ==========


See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Operations

                  Years Ended October 31, 1995, 1994, and 1993


                                            1995         1994        1993
                                         ---------    ---------   ---------
Revenue:
    Rental income                       $1,238,182    1,269,888     737,356
    Interest income, net                    20,016       20,665      18,085
    Tenant reimbursements
       and other income                    261,054      290,461     199,367
                                         ---------    ---------   ---------
                                         1,519,252    1,581,014     954,808
                                         ---------    ---------   ---------

Expenses:
    Interest                               557,948      564,370     284,409
    Depreciation and amortization          277,677      275,127     185,016
    Property taxes                         123,361      129,229      94,335
    Fees and reimbursements to
       managing general partner             29,840       31,724      29,987
    Other management fees                   61,756       63,005      36,900
    Repairs and maintenance                 90,898       92,584      78,280
    Utilities                               44,514       40,289      28,050
    General and administrative              63,971       77,425      72,582
                                         ---------    ---------   ---------
                                         1,249,965    1,273,753     808,559
                                         ---------    ---------   ---------
                                         1,249,965    1,273,753     809,559
                                                                  ---------

    Earnings from operations               269,287      307,261     145,249

Gain on sale of real estate investment     684,856            -           -
                                         ---------    ---------   ---------
    Net earnings                        $  954,143      307,261     145,249
                                         =========    =========   =========

Net earnings per limited
    partnership unit                    $    89.03        28.67       13.55
                                         =========    =========   =========

Weighted average number of limited
    partnership units outstanding           10,717       10,717      10,717
                                         =========    =========   =========


See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                        Statements of Partners' Capital

                  Years Ended October 31, 1995, 1994, and 1993


                                                                      Total
                                           General      Limited    partners'
                                          partners     partners     capital
                                         ---------    ---------   ---------
Capital (deficit) at
     November 1, 1992                    $ (42,502)   3,578,295   3,535,793

Distributions to limited partners                -     (107,170)   (107,170)
Net earnings                                     -      145,249     145,249
                                         ---------    ---------   ---------

Capital (deficit) at
     October 31, 1993                      (42,502)   3,616,374   3,573,872

Distributions to limited partners                -     (509,058)   (509,058)
Net earnings                                     -      307,261     307,261
                                         ---------    ---------   ---------

Capital (deficit) at
     October 31, 1994                      (42,502)   3,414,577   3,372,075

Distributions to limited partners                -   (2,700,681) (2,700,681)
Gain on sale of real estate                  6,849      678,007     684,856
Net earnings from operations                     -      269,287     269,287
                                         ---------    ---------   ---------

Capital (deficit) at
     October 31, 1995                   $  (35,653)   1,661,190   1,625,537
                                         =========    =========   =========



See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows

                  Years Ended October 31, 1995, 1994, and 1993


                                                                1995         1994        1993
                                                             ---------    ---------   ---------
Cash flows from operating activities:
 Net earnings                                               $  954,143      307,261     145,249
 Adjustments to reconcile net earnings
  to net cash provided by
  operating activities:
  Depreciation and amortization                                277,677      275,127     185,016
  Gain on sale of real estate investment                      (684,856)           -           -
 Change in operating assets and liabilities:
  Increase in accounts receivable and other assets              (9,922)     (29,603)    (83,819)
  Increase (decrease) in accounts
    payable and accrued liabilities                             37,624      (10,373)      8,909
  Increase (decrease) in payable
    to managing general partner                                 33,110      (22,515)     19,859
  Increase (decrease) in property
    taxes payable                                              (12,026)         (89)     32,140
  Increase (decrease) in
    accrued interest payable                                      (559)      (9,122)     55,916
  Increase (decrease) in other liabilities                     (12,130)      (4,956)     37,733
                                                             ---------    ---------   ---------
  Net cash provided by operating activities                    583,061      505,730     401,003
                                                             ---------    ---------   ---------

Cash flows provided (used) by investing activities:
 Net proceeds from sale of real estate
    investment                                               2,234,293            -           -
 Additions to real estate investments                             (792)     (15,517)   (572,077)
 Cash assumed with purchase of Parkway Village                       -            -      97,015
 Increase in deferred leasing costs                            (70,517)     (36,058)    (64,824)
                                                             ---------    ---------   ---------
 Net cash provided (used) by
  investing activities                                       2,162,984      (51,575)   (539,886)
                                                             ---------    ---------   ---------

Cash flows used by financing activities:
 Distributions to limited partners                          (2,700,681)    (509,058)   (107,170)
 Reduction in mortgage payable                                 (70,554)     (65,092)    (24,094)
                                                             ---------    ---------   ---------
 Net cash used by financing activities                      (2,771,235)    (574,150)   (131,264)
                                                             ---------    ---------   ---------
Net decrease in cash and
  cash equivalents                                             (25,190)    (119,995)   (270,147)
Cash and cash equivalents
  at beginning of year                                         540,941      660,936     931,083
                                                             ---------    ---------   ---------
Cash and cash equivalents at end of year                    $  515,751      540,941     660,936
                                                             =========    =========   =========

Supplemental schedule of cash flow information:
 Interest paid in cash during the year                      $  558,507      563,159     228,493
                                                             =========    =========   =========

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

Parkway Village Shopping Center

Changes in assets and liabilities related to acquisition:

Operating assets:
     Cash at date of acquisition                            $    97,015
     Accounts receivable                                         18,687
     Other assets                                                 1,700
                                                            -----------
                                                                117,402
                                                            -----------
Operating liabilities:
     Accounts payable                                            (3,718)
     Tenant security deposits                                   (12,354)
     Property taxes payable                                     (21,141)
     Other liabilities                                          (28,360)
                                                            -----------
                                                                (65,573)
                                                            -----------

Real estate property:
     Additions to real estate investments                     5,948,171

Debt:
     Mortgage payable                                        (6,000,000)
                                                            -----------
                                                            $     -
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

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                        October 31, 1995, 1994 and 1993

(1) Continued

           Income Taxes
           No provisions has been made for Federal income taxes, as the taxable income (loss) is reported by the partners rather than the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes, primarily depreciation.

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


                                                       1995         1994       1993
                                                   ----------    ---------   --------
                                                               (unaudited)
Net earnings per
(unaudited) financial statements                   $  954,143      307,261    145,249
Fiscal to calendar year
  net difference                                         (502)     (10,012)    58,036
Tax depreciation and amortization
  in excess of depreciation and
  amortization per financial statements                 8,511      (31,655)   (28,483)
Tax gain on sale of real estate in excess
  of financial statement gain                         300,000            -          -
Items recorded in different
  year for financial statement
  and tax purposes -
    Rental income                                      (8,670)      11,070      6,239
                                                   ----------    ---------   --------
Income for tax purposes                            $1,253,482      296,688    181,041
                                                   ==========    =========   ========

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

     Statements of Cash Flows
     For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents as of October 31 are comprised of the following:


                                                         1995     1994
                                                     --------  -------
     Money market fund                               $461,347  522,675
     Operating cash                                    54,404   18,266
                                                     --------  -------
        Cash and cash equivalents                    $515,751  540,941
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



                                            October 31, 1995



                                         Buildings     Equipment
                                            and           and
                               Land     Improvements   furnishings    Total
                            ----------  ------------  ------------  ----------
  Shopping Center:
  Parkway Village           $1,750,000     4,785,765            -    6,535,765
                            ----------  ------------               -----------

  Lindsay Main Plaza           949,000     1,097,242            -    2,046,242
   Less writedown for
     impairment               (537,637)     (549,190)           -  (1,086,827)
                            ----------  ------------  -----------  -----------
   Adjusted carrying value     411,363       548,052            -      959,415
                            ----------  ------------  -----------  -----------
  Total cost, net            2,161,363     5,333,817            -    7,495,180
                            ----------  ------------  -----------  -----------
   Less accumulated
    depreciation                     -      (531,549)           -    (531,549)
                            ----------  ------------  -----------  -----------

                            $2,161,363     4,802,268            -   $6,963,631
                            ==========  ============  ===========  ===========



                                            October 31, 1994


                                         Buildings     Equipment
                                            and           and
                               Land     Improvements   furnishings    Total
                            ----------  ------------  ------------  ----------
  Shopping Center:
  Parkway Village           $1,750,000     4,785,765            -    6,535,765
                            ----------    ----------               -----------

  Lindsay Main Plaza           949,000     1,096,450            -    2,045,450
   Less writedown for
     impairment               (537,637)     (549,190)           -   (1,086,827)
                            ----------    ----------    ---------  -----------
   Adjusted carrying value     411,363       547,260            -      958,623
                            ----------    ----------    ---------  -----------
  Clackamas Corner             475,133     1,487,285      264,530    2,226,948
                            ----------    ----------    ---------  -----------
  Total cost, net            2,636,496     6,820,310      264,530    9,721,336
                            ----------    ----------    ---------  -----------

   Less accumulated
     depreciation                    -      (784,450)    (218,140)  (1,002,590)
                            ----------    ----------    ---------  -----------
                            $2,636,496     6,035,860       46,390    8,718,746
                            ==========  ============  ===========  ===========



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

     The net proceeds to the Partnership before proration of operating income and expenses related to the property were as follows:


Sales price                                            $2,450,000
        Less Costs of Sale-
                Sales Commissions                         (98,000)
                Title, legal fees, and other             (111,508)

        Security Deposit Liability                         (6,199)
                                                       ----------
                Net Proceeds                           $2,234,293
                                                       ==========

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                        October 31, 1995, 1994, and 1993

     The net proceeds were distributed to limited partners on October 26, 1995 as follows:


     Net Proceeds from Sale                               $2,234,293
     Utilization of Partnership Cash Reserves                 37,708
                                                          ----------
     Distribution to Limited Partners ($212/unit)         $2,272,001
                                                          ==========


(3)  Mortgage Payable

     The mortgage payable is secured by a first deed of trust on Parkway Village and is nonrecourse to the Partnership. The carrying value of Parkway Village, the property collateralizing this debt of the Partnership, was $6,137,468 at October 31, 1995. The payment terms of the mortgage note are as follows:


     Interest Rate:       9.5%
     Monthly Payment:     $52,422
     Due Date:            May 5, 2003


     Aggregate maturities of principal payments for the five fiscal years ending October 31, 2000 and thereafter related to the Parkway Village mortgage are as follows:


1996               $   77,556
1997                   85,253
1998                   93,715
1999                  103,015
2000                  113,239
Thereafter          5,367,482
                   ----------
                   $5,840,260
                   ==========


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
                       ----------
                       $7,113,377
                       ==========


(6)  Properties Held for Sale

     The Partnership has recorded its real estate investments as properties held for sale. The Managing General Partner is attempting to sell the properties and liquidate the Partnership in 1996. However, there can be no assurances that the Partnership will sell the properties in 1996. The ability of the Partnership to sell Parkway Village may be adversely effected by the existence and remediation of the dry cleaning solution contamination at the property, more fully discussed in Note 2. The Partnership has entered into separate listing agreements with unrelated real estate firms to act as the exclusive selling agents for the sale of Parkway Village and Lindsay-Main Plaza. The Managing General Partner believes that the sales of the properties, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway Village; however, the sales transactions may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner, pay amounts payable to the Managing General Partner, and, thereafter, to make distributions to limited partners.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices on financial statement disclosure or auditing scope or procedure.


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have directors or executive officers. The general partner of the Partnership's Managing General Partner and Associate General Partner is Boettcher Properties Ltd. (BPL). BPL Holdings, Inc. (BPL Holdings), a Delaware corporation, is the general partner of BPL. During fiscal 1995, the ultimate parent company of BPL Holdings (Kemper Securities Holdings, Inc.) experienced a change in ownership, whereby it became a wholly-owned subsidiary of EVEREN Capital Corporation and changed its name to EVEREN Securities Holdings, Inc. (ESHI). EVEREN Securities, Inc. is a wholly-owned subsidiary of ESHI. These changes have had no impact on the day-to-day operations of BPL Holdings. The following is a list of the directors and officers of BPL Holdings.


                           Present Position and Principal Occupation and
Name and Age               Affiliation During the Last Five Years or More:

Janet L. Reali             Director and President (Principal Executive Officer
Age:  44                   of the Partnership)
                           Ms. Reali was elected Executive Vice President and
                           Secretary of EVEREN Capital Corporation in May 1995.
                           Since December 1993 she has been Executive Vice
                           President, Corporate Counsel and Corporate
                           Secretary of EVEREN Securities, Inc.  She became a
                           Director and the President of BPL Holdings, Inc. in
                           May 1995.  She was Senior Vice President and
                           Associate General Counsel of EVEREN Securities, Inc.
                           from July 1991 to December 1993.  Before joining
                           EVEREN Securities, Inc. she was a partner in the Chicago law firm of Keck, Mahin & Cate.

Stanley R. Fallis          Director of BPL Holdings, Inc.
Age:  54                   Mr. Fallis graduated from the University of Idaho
                           with a BS degree in accounting. Mr. Fallis also obtained an MBA degree from the University of Utah.
                           Mr. Fallis is a Certified Public Accountant and practiced public accounting for six years. Mr.
                           Fallis was associated with Boettcher and Company and its successor, EVEREN Securities, Inc. for 18 years.
                           He served as Chief Financial Officer of EVEREN
                           Securities Inc. From August 1990 to January 1994.
                           He then served as Senior Vice President of Kemper
                           Corporation from March 1994 to March 1995. He is currently Senior Executive Vice President and
                           Director of Administration of EVEREN Securities,
                           Inc.

Daniel D. Williams         Director and Vice President of BPL Holdings, Inc.
Age:  44                   Mr. Williams became a Director and Vice President of
                           BPL Holdings, Inc. May 1995. Mr. Williams was elected Senior Executive Vice President, Treasurer and Chief Financial Officer of EVEREN Capital
                           Corporation in May 1995. Since April 1995 he has been Senior Executive Vice President and Chief
                           Financial Officer of EVEREN Securities, Inc.  From
                           January 1994 to April 1995, Mr. Williams was
                           Executive Vice President and Director of Finance and
                           Administration, and from January 1991 to January
                           1994 he was Senior Vice President and Director of
                           Accounting of, EVEREN Securities, Inc. Prior thereto, he was Executive Vice President, Treasurer and Chief Financial Officer of Boettcher and
                           Company.

Kelly J. Stradinger        Vice President and Secretary of BPL Holdings, Inc.
Age:  36                   Mr. Stradinger joined BPL in 1983 as Assistant
                           Controller for the syndicated public real estate partnerships. Mr. Stradinger is currently in charge of asset management for all syndicated partnerships where BPL or an affiliate is the general partner. He is also a Vice President of EVEREN Securities, Inc. and Director of Leasing for the facilities management department. Mr.
                           Stradinger graduated from Western Michigan
                           University with a Bachelor of Business
                           Administration in Accounting and successfully completed the Certified Public Accountant exam.

Thomas M. Mansheim         Director and Treasurer of BPL Holdings, Inc.
Age:  38                   (Principal Financial and Accounting Officer
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

Item 11. EXECUTIVE COMPENSATION

The Partnership, as an entity, does not have any directors or executive officers. The information required by Item 402 of Regulation SK relating to amounts owed by the Partnership to the Managing General Partner and its affiliates for services rendered during the fiscal year ended October 31, 1995 is presented below. Reference is also made to Note 4 to Financial Statements as contained in Item 8 of this report for a description of related parties.

                                                                      Total
                     Capacities In Which         Cash    Deferral      Fees
Name of Entity     Compensation Was Earned       Paid    of Fees      Earned
- ---------------    --------------------------    ----    --------    -------
Boettcher          Reimbursement of direct         -      $16,512    $16,512
  Affiliated       general and administrative
  Investors L.P.   expenses

Boettcher          Property Management Fee         -      $13,328    $13,328
  Affiliated L.P.
  Investors L.P.


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

 10.14 Deed of Trust, Security Agreement and Assignment of Rents and Leases, between Lindsay-Main Plaza and Boettcher Pension Investors Ltd. dated March 13, 1986 (5)

 10.15 Loan Agreement between Boettcher Pension Investors Ltd. and Lindsay-Main Plaza dated March 13, 1986 (5)

 10.16 Guarantee dated March 13, 1986 as executed by the individual general partners of borrower. (Steven Shea, James Shea, Dennis Foley and Darryl Foley) (5)

 10.17 Purchase agreement dated May 8, 1986 between Boettcher Pension Investors Ltd. and Westwood Corporation (6)

 10.18     Notice of Commencement of Case Under Chapter 11 of the
           Bankruptcy Code, Meeting of Creditors, and Fixing of Dates dated March 20, 1992 (7)

 10.19 Creditors Amended Plan of Reorganization and Amended Disclosure Statement dated February 1993 (7)

 10.20     Purchase and Sale Agreement for Clackamas Corner (11)

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

 28.9 Preliminary Order on Hearing on Confirmation of Creditor's Amended Plan of Reorganization dated April 13, 1993 (8)

 28.10 Order Confirming Creditor's Amended Plan of Reorganization dated April 14, 1993 (8)

 28.11     Notice of Appeal to District Court dated April 23, 1993 (8)

 28.12 Order on Boettcher Pension Investors Ltd.'s Motion to Dismiss dated September 8, 1993 (9)

 28.13     Motion for Entry of Final Decree dated September 26, 1994 (10)

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

  (11) Incorporated by reference to Registrant's Report on Form 8-K dated October 4, 1995.

  (12) Incorporated by reference to Registrant's Report on Form 10-Q dated September 13, 1994.

                          INDEPENDENT AUDITORS' REPORT


THE PARTNERS
BOETTCHER PENSION INVESTORS LTD:

Under date of January 23, 1996, we reported on the balance sheets of Boettcher Pension Investors Ltd. (a limited partnership) as of October 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended October 31, 1995, as contained in the Partnership's annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule III - Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                          KPMG PEAT MARWICK LLP













Denver, Colorado
January 23, 1996


                                                 BOETTCHER PENSION INVESTORS, LTD.
                                                      (A Limited Partnership)
                                      SCHEDULE III - Real Estate and Accumulated Depreciation
                                                         October 31, 1995

                                                                                              Costs capitalized
                                               Initial cost (a)                           Subsequent to acquisition
                         ------------------------------------------------------    ---------------------------------------
                                        Land and      Buildings       Equipment     Land and      Buildings      Equipment
                         Mortgage       improve-        and             and         improve-        and             and
PROPERTIES               Payable         ments      Improvements     Furnishings      ments     Improvements    Furnishings
- ----------               ---------------------------------------------------------------------------------------------------
  SHOPPING CENTERS:
Parkway Village
  Provo, Utah           $5,840,260     1,750,000      4,770,248            --            --         15,517            --

Lindsay Main Plaza
  Mesa, Arizona                --        949,000      1,076,000            --            --         21,242            --
                        ----------     ---------      ---------        --------      --------       ------        --------
Balances at
  October 31, 1995      $5,840,260     2,699,000      5,846,248               0             0       36,759               0
                        ==========     =========      =========        ========      ========       ======        ========

                                                                                              Gross amount at close
                                                      Other (c)                               of period (a) and (b)
                                        ----------------------------------------    ---------------------------------------
                                        Land and      Buildings       Equipment     Land and      Buildings      Equipment
                                        improve-        and             and         improve-        and             and
PROPERTIES                               ments      Improvements     Furnishings      ments     Improvements    Furnishings
- ----------                              -----------------------------------------------------------------------------------
  SHOPPING CENTERS:
Parkway Village
  Provo, Utah                                --             --             --       1,750,000    4,785,765            --

Lindsay Main Plaza
  Mesa, Arizona                         (537,637)      (549,190)           --         411,363      548,052            --
                                       ---------      ---------        --------     ---------    ---------        --------
Balances at
  October 31, 1995                      (537,637)      (549,190)              0     2,161,363    5,333,817               0
                                       =========      =========        ========     =========    =========        ========



                                                                                                      Life on which
                                                                                                    depr. is computed
                                                                                               ----------------------------
                                                                       Date of      Date of      Buildings      Equipment
                                                     Accumulated      construc-     acquisi-        and             and
                                         Total      depreciation         tion         tion      Improvements    Furnishings
                                        -----------------------------------------------------------------------------------
  SHOPPING CENTERS:
Parkway Village
  Provo, Utah                          6,535,765       (398,297)         1985       05-May-93     30 years       10 years

Lindsay Main Plaza
  Mesa, Arizona                          959,415       (133,252)         1986       17-Nov-88     30 years       10 years
                                       ---------      ---------
Balances at
  October 31, 1995                     7,495,180       (531,549)
                                       =========      =========




Notes:
  (a) Properties were purchased or acquired through foreclosure during the periods indicatd above for cash and/or mortgage note payable.

  (b)  Reconciliation of the total amount at which real estate was carried:


                                                                          Balance at October 31,
                                                                        1995                     1994
                                                                        ----                     ----
Balance at beginning of period ...................................   $9,721,336               $9,705,819
  Additions during period:
    Acquisitions through foreclosure..............................            0                        0
    Other acquisitions............................................            0                        0
    Improvements, etc.............................................   $      792               $   15,517
    Other (describe)..............................................            0                        0
                                                                     ----------               ----------
                                                                            792                   15,517
                                                                     ----------               ----------
                                                                      9,722,128                9,721,336

Deductions during period:
    Cost of real estate sold......................................    2,226,948                        0
    Other (describe)..............................................            0                        0
                                                                     ----------               ----------
                                                                      2,226,948                        0
                                                                     ----------                ---------
Balance at close of period........................................   $7,495,180               $9,721,336
                                                                     ==========               ==========

  (b)  Reconciliation (continued)
      Reconciliation of the total amount of accumulated depreciation:

                                                                          Balance at October 31,
                                                                        1995                     1994
                                                                        ----                     ----
Balance at beginning of period ...................................   $(1,002,590)            $  (761,140)
  Additions during period:
    Depreciation expense..........................................   $  (237,919)            $  (241,450)
    Other (describe)..............................................             0                       0
                                                                     -----------               ---------
                                                                        (237,919)               (241,450)
                                                                     -----------               ---------
                                                                     $(1,240,509)             (1,002,590)

  Deductions during period:
    Cost of real estate sold......................................      (708,960)                      0
    Other (describe)..............................................             0                       0
                                                                     -----------               ---------
                                                                        (708,960)                      0
                                                                     -----------               ---------
                                                                     $  (531,549)            $(1,002,590)
                                                                     ===========             ===========



  (c) Represents adjustment to the original purchase price by the seller of Clackamas Corner. Represents impairment of value related to Lindsay-Main Plaza and adjacent land in Mesa, Arizona.

  (d) The aggregate cost for Federal income tax purposes at October 31, 1995:

                                                   6,535,765
                                                   2,044,658
                                                   ---------
                                                   8,580,423

  (e) For Federal income tax purposes, buildings are depreciated using the modified ACRS method over an estimated useful life of 31,5 years at a rate of 3.175% or the straight-line method over an estimated useful life of 39 years at a rate of 1/39.

  (f)  No intercompany profits are included in the total of column E.

  (g) Real estate taxes for fiscal 1995 for Parkway Village and Lindsay Main Plaza were $70,741 and $20,476, respectively.

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

                      BOETTCHER PENSION INVESTORS LTD.
                                (Registrant)


                      By:  Boettcher Affiliated Investors L.P.
                             Managing General Partner

                           By:   Boettcher Properties, Ltd.
                                   Managing General Partner

                                 By:  BPL Holdings, Inc.
                                        Managing General Partner

                                 By:  /s/Thomas M. Mansheim
                                      -----------------------------
                                      Thomas M. Mansheim, Treasurer

                                      Dated:  April 24, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Directors of the corporate General Partner of the Registrant's Managing General Partner) on the 24th day of April, 1996 in the capacities indicated below.


         Name                                    Capacities

JANET L. REALI                 Director and President of BPL Holdings, Inc.;
                               Principal Executive Officer

By:   /s/Janet L. Reali        Dated: April 24, 1996
      -----------------
      Janet L. Reali

DANIEL D. WILLIAMS             Director and Vice President of BPL Holdings, Inc.

By:   /s/Daniel D. Williams    Dated:  April 24, 1996
      ---------------------
      Daniel D. Williams

THOMAS M. MANSHEIM             Director and Treasurer of BPL Holdings, Inc.;
                               Principal Financial and Accounting Officer of the Partnership

By: /s/Thomas M. Mansheim      Dated:  April 24, 1996
    -----------------------
    Thomas M. Mansheim

    No annual report or proxy materials have been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing, and the Partnership will furnish copies of such to the Commission when it is sent to the limited partners.