Form 10-Q/A
period 1996-01-31
BOETTCHER PENSION INVESTORS LTD
filed 1996-04-24
CIK 745895

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1




(MARK ONE)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       JANUARY 31, 1996        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
           TO
     -----    -----

COMMISSION FILE NUMBER                      0-13219
                       ----------------------------------------------------


                        BOETTCHER PENSION INVESTORS LTD.
- -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              COLORADO                                    84-0948497
- -------------------------------------------          -------------------
   (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


         77 WEST WACKER DRIVE
           CHICAGO, ILLINOIS                                 60601
- -------------------------------------------          -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (312) 574-6000
                                                   ----------------------

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


                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)


                                                 January 31,  October 31,
              Assets                                1996         1995
              ------                             -----------  -----------
       Real estate investments:
         Properties held for sale at cost, net    $7,495,180   $7,495,180
            Less:  accumulated depreciation        (572,975)    (531,549)
                                                  ----------   ----------

                                                   6,922,205    6,963,631

       Cash and cash equivalents at cost,
         which approximates market value             513,550      515,751
       Deferred leasing costs, net of
         accumulated amortization of
         $101,389 and $93,800, respectively           93,531       97,248
       Accounts receivable and other assets          141,366      127,870
                                                  ----------   ----------

                                                  $7,670,652   $7,704,500
                                                  ==========   ==========

         Liabilities and Partners' Capital
         ---------------------------------

       Mortgage payable                           $5,821,554   $5,840,260
       Accounts payable and accrued liabilities       28,907       59,620
       Payable to managing general partner            88,330       40,773
       Property taxes payable                         17,449       64,939
       Accrued interest payable                       46,087       46,235
       Other liabilities                              39,315       27,136
                                                  ----------   ----------
            Total liabilities                      6,041,642    6,078,963
                                                  ----------   ----------

       Partners' capital (deficit):
         General partners                           (35,653)     (35,653)
         Limited partners                          1,664,663    1,661,190
                                                  ----------   ----------
            Total partners' capital                1,629,010    1,625,537
                                                  ----------   ----------

                                                  $7,670,652   $7,704,500
                                                  ==========   ==========

See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Operations

                  Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)


                                                        Three Months Ended
                                                            January 31,
                                                       ---------------------
                                                          1996       1995
                                                       ----------  ---------
            Revenue:
              Rental income                              $251,874   $317,945
              Interest income                               7,279      4,994
              Tenant reimbursements and
                other income                               49,719     66,317
                                                         --------   --------
                                                          308,872    389,256
                                                         --------   --------

            Expenses:
              Interest                                    138,410    140,112
              Depreciation and amortization                49,364     69,817
              Property taxes                               23,589     31,196
              Fees and reimbursements to managing
                general partner                             5,724      7,684
              Other management fees                        13,549     15,657
              Repairs and maintenance                      15,208     19,900
              Utilities                                     9,683     12,929
              General and administrative                   49,872     24,008
                                                         --------   --------
                                                          305,399    321,303
                                                         --------   --------

                     Net earnings                        $  3,473   $ 67,953
                                                         ========   ========

            Net earnings per limited
              partnership unit using the weighted
              average number of limited partnership
              units outstanding of 10,717                $    .32   $   6.34
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

                      BOETTCHER PENSION INVESTORS LTD.
                           (A Limited Partnership)

                       Statement of Partners' Capital

                     Three Months Ended January 31, 1996
                                 (Unaudited)




                                                                  Total
                                            General    Limited  partners'
                                           partners   partners   capital
                                          ---------  ---------  ---------
       Capital (deficit) at
         November 1, 1995                 $(35,653)  1,661,190  1,625,537

       Net earnings for the three months
         ended January 31, 1996                   -      3,473      3,473
                                          ---------  ---------  ---------
       Capital (deficit) at
         January 31, 1996                 $(35,653)  1,664,663  1,629,010
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

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows

                  Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)


                                                        Three Months Ended
                                                           January 31,
                                                       -------------------
                                                         1996       1995
                                                       --------  ---------
     Cash flows from operating activities:
       Net earnings                                    $  3,473   $ 67,953
       Adjustments to reconcile net earnings
          to net cash provided by
          operating activities:
             Depreciation and amortization               49,364     69,817
       Change in operating assets and liabilities:
             Increase in accounts receivable
                and other assets                       (13,496)   (30,073)
             Increase (decrease) in accounts payable
                and accrued liabilities                (30,713)     13,401
             Increase in payable to managing
                general partner                          47,557     11,146
             Decrease in property taxes payable        (47,490)   (59,125)
             Decrease in accrued
                interest payable                          (148)      (135)
             Increase in other liabilities               12,179      2,005
                                                       --------  ---------
                Net cash provided by
                 operating activities                    20,726     74,989
                                                       --------  ---------

     Cash flows used in investing activities -
       Increase in deferred leasing costs               (4,221)   (14,261)
                                                       --------  ---------

     Cash flows used by financing activities:
       Distributions to limited partners                      -  (107,170)
       Reduction in mortgage payable                   (18,706)   (17,017)
                                                       --------  ---------
                Net cash used by financing activities  (18,706)  (124,187)
                                                       --------  ---------

     Net decrease in cash and cash equivalents          (2,201)   (63,459)

     Cash and cash equivalents at October 31            515,751    540,941
                                                       --------  ---------

     Cash and cash equivalents at January 31           $513,550   $477,482
                                                       ========  =========

     Supplemental schedule of cash flow information:

       Interest paid in cash during the period         $138,558   $140,248
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

                    Notes to Financial Statements, Continued

                                January 31, 1996
                                  (Unaudited)

(2)  Continued

     Statements of Cash Flows
     For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following:


                                            As of January 31,
                                           1996            1995
                                         ------------------------
       Money market fund                 $441,226        $442,303
       Operating cash                      72,324          35,179
                                         --------        --------
        Cash and cash equivalents        $513,550        $477,482
                                         ========        ========

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


                                    Three Months Ended January 31
                                           (In Thousands)
                                    -----------------------------
                                                 Amount
                                                   of       %
                                     1996  1995  Change  Change
                                     ----  ----  ------  ------

                Total revenue        $309   389    (80)   (21%)
                Total expenses        305   321     16      5%
                                     ----  ----   -----
                Net earnings (loss)  $  4    68    (64)   (94%)
                                     ====  ====   =====    ==


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


                                     Three Months Ended March 31
                                            (In Thousands)
                                     ---------------------------
                                            Pro   Amount
                                           Forma    of      %
                                     1996  1995   Change  Change
                                     ----  -----  ------  ------

                Total revenue        $309    295     14      5%
                Total expenses        305    282    (23)    (8%)
                                     ----  -----  ------

                Net earnings (loss)  $  4     13     (9)   (69%)
                                     ====  =====  ======    ==


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

A summary of average occupancy and average effective rental rates for the Partnership's properties is presented below:



                                                Three Months Ended
                                                     January 31,
                                                  ---------------
              Shopping Center                       1996    1995
              ---------------                     -------  ------
              Parkway Village
              (102,356 net rentable square feet)      98%     98%
              Average effective rental rate (a)     $9.32   $9.15

              Lindsay-Main Plaza
              (37,000 net rentable square feet)       48%     38%
              Average effective rental rate (a)     $4.60   $5.15

              Clackamas Corner
              (26,500 net rentable square feet)   N/A (b)     95%
              Average effective rental rate (a)   N/A (b)  $10.52


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

Liquidity and Capital Resources

Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $513,550 at January 31, 1996, representing a decrease of $2,201 when compared with fiscal 1995 year-end balances. Net cash provided by operating activities for the three months ended January 31, 1996 amounted to $20,726. As a result of the payment of property tax liabilities in the first quarter of fiscal 1996, property taxes payable decreased $47,490 and accounts receivable and other assets, which include prepaid expenses, increased $13,496 when compared with fiscal 1995 year-end balances. The payable to Managing General Partner increased $47,557, to $88,330 at January 31, 1996, when compared to the fiscal 1995 year-end balance, primarily due to the accrual of fees and reimbursable expenses related to operations in the first quarter of 1996. Accounts payable and accrued liabilities decreased $30,713 at January 31, 1996 when compared to the fiscal 1995 year-end balance due to the payment of lease commissions at the Partnership's remaining properties and audit fees related to the fiscal 1995 year-end audit.

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


                                 BOETTCHER PENSION INVESTORS LTD.
                                           (Registrant)


                                 By:  Boettcher Affiliated Investors L.P.
                                      Managing General Partner

                                      By:  Boettcher Properties, Ltd.
                                           Managing General Partner

                                           By:  BPL Holdings, Inc.
                                                Managing General Partner


Dated: April 24, 1996                      By: /s/ Thomas M. Mansheim
                                               -----------------------
                                                   Thomas M. Manshiem
                                                   Treasurer; Principal
                                                   Financial and Accounting
                                                   Officer of the Partnership