Form 10-Q
period 1996-04-30
BOETTCHER PENSION INVESTORS LTD
filed 1996-06-14
CIK 745895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      April 30, 1996 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                   TO
     -------------    --------------------
Commission File Number                     0-13219
                      ---------------------------------------------------------


                       BOETTCHER PENSION INVESTORS LTD.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     COLORADO                                                   84-0948497
- ----------------------                                 ------------------------
  (State or other                                           (I.R.S. Employer
   jurisdiction of                                          Identification No.)
   incorporation or
   organization)

   77 West Wacker Drive
   Chicago, Illinois                                              60601
- ------------------------                               ------------------------
(Address of principal                                          (Zip Code)
 executive offices)


Registrant's telephone number, including area code        (312) 574-6000
                                                   ----------------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----    -----

                                     INDEX


                                                                            Page


      PART I.    Financial Information

                 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                 Balance Sheets -
                   April 30, 1996 and October 31, 1995                        3

                 Statements of Operations -
                   Three and six months ended April 30, 1996 and 1995         4

                 Statement of Partners' Capital -
                   Six months ended April 30, 1996                            5

                 Statements of Cash Flows -
                   Three and six months ended April 30, 1996 and 1995         6

                 Notes to Financial Statements                                7

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11

      PART II.   Other Information

                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                    15

      SIGNATURE                                                              16

PART I.      Financial Information
             -------------------------

Item 1.  Financial Statements


                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)


                                                 April 30,   October 31,
              Assets                                1996        1995
              ------                             ----------  -----------

       Real estate investments:
         Properties held for sale, at cost, net  $7,495,180    7,495,180
            Less:  accumulated depreciation       (614,402)    (531,549)
                                                 ----------  -----------
                                                  6,880,778    6,963,631
       Cash and cash equivalents at cost,
         which approximates market value            618,888      515,751
       Deferred leasing costs, net of
         accumulated amortization of
         $105,352 and $93,800, respectively         104,514       97,248
       Accounts receivable and other assets         125,053      127,870
                                                 ----------  -----------

                                                 $7,729,233    7,704,500
                                                 ==========  ===========
       Liabilities and Partners' Capital
       ---------------------------------

       Mortgage payable                          $5,802,400    5,840,260
       Accounts payable and accrued liabilities      22,933       59,620
       Payable to managing general partner          160,630       40,773
       Property taxes payable                        29,231       64,939
       Accrued interest payable                      45,936       46,235
       Other liabilities                             34,670       27,136
                                                 ----------  -----------
            Total liabilities                     6,095,800    6,078,963
                                                 ----------  -----------

       Commitments and Contingencies

       Partners' capital (deficit):
         General partners                          (35,653)     (35,653)
         Limited partners                         1,669,086    1,661,190
                                                 ----------  -----------
            Total partners' capital               1,633,433    1,625,537
                                                 ----------  -----------

                                                 $7,729,233    7,704,500
                                                 ==========  ===========


See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                           (A Limited Partnership)

                           Statements of Operations
              Three and Six Months Ended April 30, 1996 and 1995
                                 (Unaudited)



                                        Three Months Ended    Six Months Ended
                                        April 30,             April 30,
                                        --------------------  ------------------
                                        1996       1995       1996      1995
                                        ---------  ---------  --------  --------
Revenue:
  Rental income                          $258,545    304,998   510,419   622,943
  Interest income                           5,310      4,108    12,589     9,102
  Tenant reimbursements and
     other income                          43,508     60,960    93,227   127,277
                                        ---------  ---------  --------  --------
                                          307,363    370,066   616,235   759,322
                                        ---------  ---------  --------  --------

Expenses:
  Interest                                137,960    139,703   276,370   279,815
  Depreciation and amortization            54,662     69,414   104,026   139,231
  Property taxes                           22,965     31,196    46,554    62,392
  Fees and reimbursements to
     managing general partner               5,217      7,479    10,941    15,163
  Other management fees                    13,507     15,115    27,056    30,772
  Repairs and maintenance                  21,758     25,472    36,966    45,372
  Utilities                                10,795      6,896    20,478    19,825
  General and administrative               36,076     16,853    85,948    40,861
                                        ---------  ---------  --------  --------
                                          302,940    312,128   608,339   633,431
                                        ---------  ---------  --------  --------

     Net earnings                          $4,423     57,938     7,896   125,891
                                        =========  =========  ========  ========

Net earnings per limited
 partnership unit using the weighted
 average number of limited partnership
 units outstanding of 10,717                 $.41       5.41       .74     11.75
                                        =========  =========  ========  ========



See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Statement of Partners' Capital
                        Six Months Ended April 30, 1996
                                  (Unaudited)


                                                                 Total
                                          General    Limited   partners'
                                         partners   partners    capital
                                         --------   --------   --------

        Capital (deficit) at
          November 1, 1995               $(35,653)  1,661,190  1,625,537

        Net earnings for the six months
          ended April 30, 1996                   -      7,896      7,896
                                         ---------  ---------  ---------

        Capital (deficit) at
          April 30, 1996                 $(35,653)  1,669,086  1,633,433
                                         =========  =========  =========




   See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                    Six Months Ended April 30, 1996 and 1995
                                  (Unaudited)


                                                          Six Months Ended
                                                              April 30,
                                                         -------------------
                                                           1996      1995
                                                         --------  ---------
   Cash flows from operating activities:
     Net earnings                                        $  7,896    125,891
     Adjustments to reconcile net earnings
        to net cash provided by
        operating activities:
           Depreciation and amortization                  104,026    139,231
     Change in operating assets and liabilities:
           (Increase) decrease in accounts receivable
              and other assets                              2,817   (11,927)
           Decrease in accounts payable
               and accrued liabilities                   (36,687)    (7,970)
           Increase in payable to managing
              general partner                             119,857     20,035
           Decrease in property taxes payable            (35,708)   (46,559)
           Decrease in accrued interest payable             (299)      (273)
           Increase in other liabilities                    7,534        676
                                                         --------  ---------
              Net cash provided by
               operating activities                       169,436    219,104
                                                         --------  ---------

   Cash flows used in investing activities -
     Increase in deferred leasing costs                  (28,439)   (14,261)
                                                         --------  ---------

   Cash flows used by financing activities:
     Distributions to limited partners                          -  (214,340)
     Reduction in mortgage payable                       (37,860)   (34,442)
                                                         --------  ---------
              Net cash used by financing activities      (37,860)  (248,782)
                                                         --------  ---------

   Net increase (decrease) in cash and cash equivalents   103,137   (43,939)

   Cash and cash equivalents at October 31                515,751    540,941
                                                         --------  ---------

   Cash and cash equivalents at April 30                 $618,888    497,002
                                                         ========  =========

   Supplemental schedule of cash flow information:

     Interest paid in cash during the period             $276,669    280,088
                                                         ========  =========



See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 April 30, 1996
                                  (Unaudited)



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

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                 April 30, 1996
                                  (Unaudited)




(2)  Continued

     Statements of Cash Flows
     For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following:



                                                           As of April 30,
                                                  1996                           1995
                                                --------------------------------------
     Money market fund                          $608,330                      460,005
     Operating cash                               10,558                       36,997
                                                --------                      -------
      Cash and cash equivalents                 $618,888                      497,002
                                                ========                      =======

     Reclassifications
     --------------------------
     Certain fiscal 1995 amounts have been reclassified for comparability with fiscal 1996 financial statement presentation.

(3)  Real Estate Investments

     Parkway Village

     In fiscal 1995, a non sudden release of a dry cleaning solution, tetrachloroethylene (PERC), was reported by the dry cleaning tenant (the "Tenant") at Parkway Village to the State of Utah Department of Environmental Quality (DEQ). The Tenant, utilizing the services of an environmental consulting firm, is currently investigating the extent of the PERC release and its effect on soil and groundwater in the vicinity. The DEQ is monitoring the Tenant's progress. Although the Tenant is responsible for the costs of any required remediation, should the Tenant be unable to complete the required work due to limitations of its financial resources, it is likely that the Partnership, as owner of Parkway Village, would be required to complete the needed remediation. Management is unable at this time to estimate the extent of expenses, if any, that may be incurred by the Partnership for remediation of this contamination. Accordingly, the accompanying financial statements do not include any adjustments related to this matter.

(4)  Transactions with Related Parties

     BAILP is the Managing Agent of the Partnership and is paid property management, loan servicing, and acquisition fees for its services to the Partnership. The property management fee is equal to 5% of gross receipts from the properties, less management fees paid to others. The property management fee earned by BAILP amounted to $1,638 for the three months ended April 30, 1996.

     The Partnership also reimburses BAILP for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due BAILP for such reimbursements amounted to $3,578 for the three months ended April 30, 1996.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                 April 30, 1996
                                  (Unaudited)




(5)  Properties Held for Sale

     As of April 30, 1996, the Partnership has recorded its real estate investments as properties held for sale. The Managing General Partner is attempting to sell these properties and liquidate the Partnership in fiscal 1996. However, there can be no assurances that the Partnership will sell the properties in 1996. The Partnership's ability to sell Parkway Village may be adversely affected by the existence and remediation of the dry cleaning solution contamination at the property, as more fully discussed in Note 3. The Partnership has entered into separate listing agreements with unrelated real estate firms to act as the exclusive selling agents for the sale of Parkway Village and Lindsay-Main Plaza.
     The Managing General Partner believes that the sales of these properties, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway; however, the sales transactions may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner, pay amounts payable to the Managing General Partner, and, thereafter, to make distributions to limited partners. Upon sale of its remaining property, the Partnership intends to apply net sales proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and the sale of such property, including amounts owed to the Managing General Partner. Thereafter, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership, and then to make a final distribution to limited partners. See Note 6 for a discussion of the sale of Lindsay-Main Plaza.

(6)  Subsequent Event

     On April 30, 1996, the Partnership entered into a contract which subsequently closed on May 8, 1996, to sell the land, related improvements and personal property of the retail center known as Lindsay-Main Plaza ("Lindsay") located at 116 North Lindsay, in Mesa, Arizona. The purchaser, GOV, Inc., is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations. Lindsay consists of a 1-building shopping center containing approximately 37,000 square feet of net rentable area on approximately
     4.213 acres of land and one vacant undeveloped parcel of land consisting of approximately .934 acres. At the time of sale, Lindsay was approximately 38% leased and occupied.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                 April 30, 1996
                                  (Unaudited)




The net proceeds to the Partnership, before proration of operating income and expenses related to the property, were as follows:


      Sales price                                                    $1,000,000
      Less Costs of Sale-
            Sales Commissions                                          (60,000)
            Estimated title, legal fees, and other                     (30,000)
      Security Deposit Liability                                        (9,905)
      Holdback for tenant improvements in progress                     (50,000)
                                                                     ----------

            Net Proceeds                                             $  850,095
                                                                     ==========

The net proceeds were utilized as follows:

      Partial repayment of amounts owed to Managing General Partner  $   88,000

      Distribution to Limited Partners ($71/unit)                       760,097

      Addition to Partnership cash reserves                               1,188
                                                                     ----------

      Net Proceeds from Sale                                         $  850,095
                                                                     ==========


The resulting gain on sale of Lindsay of approximately $10,000 will be included in the Partnership's third quarter fiscal 1996 results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three and six months ended April 30, 1996, the Partnership generated total revenue of $307,363 and $616,235 and incurred total expenses of $302,940 and $608,339, resulting in net earnings of $4,423 and $7,896, respectively.
The Partnership's net earnings decreased $53,515 (93%) and $117,995 (94%) for the three and six months ended April 30, 1996, respectively, when compared with the corresponding periods of fiscal 1995. The most significant factors affecting the Partnership's results of operations were decreased total revenue, specifically rental and tenant reimbursements and other income, and decreased total expenses, in most categories, as a result of the sale of Clackamas Corner Shopping Center ("Clackamas") in the fourth quarter of fiscal 1995. A summary of the Partnership's operations and period-to-period comparisons is presented below:


                        Three Months Ended April 30                Six Months Ended April 30
                          (dollars in thousands)                    (dollars in thousands)
                     ----------------------------------        ----------------------------------
                                        Amount                                    Amount
                                          of       %                                of       %
                      1996      1995    Change   Change         1996      1995    Change   Change
                     ------   -------  -------  -------        -------  -------  -------  -------
Total revenue        $   307      370     (63)    (17%)        $   616      759    (143)    (19%)
Total expenses           303      312        9       3%            608      633       25       4%
                     -------  -------  -------                 -------  -------  -------

Net earnings (loss)  $     4       58     (54)    (93%)        $     8      126    (118)    (94%)
                     =======  =======  =======  =======        =======  =======  =======  =======


In making period-to-period comparisons, the exclusion of the operations of Clackamas from the results of the three and six months ended April 30, 1995 allows for a more meaningful analysis of the operations of the Partnership's remaining investments. For comparison purposes only, if the operations of Clackamas had been excluded from revenue and expenses in the applicable periods of fiscal 1995, the Partnership's Statements of Operations for the three and six months ended April 30, 1996 compared with the same period in fiscal 1995 would have been as follows:


                        Three Months Ended April 30                Six Months Ended April 30
                          (dollars in thousands)                    (dollars in thousands)
                     ----------------------------------        ----------------------------------
                                Pro      Amount                           Pro      Amount
                                Forma      of      %                      Forma     of        %
                       1996     1995     Change  Change          1996     1995     Change   Change
                      ------   ------  -------   ------        -------   ------   -------  -------
Total revenue        $   307      283       24       8%        $   616      578       38       7%
Total expenses           303      270     (33)    (12%)            608      547     (61)    (11%)
                     -------   ------  -------                 -------  -------  -------

Net earnings (loss)  $     4       13      (9)    (69%)        $     8       31     (23)    (74%)
                     =======   ======  =======  =======        =======  =======  =======  =======


In analyzing the pro forma amounts shown above, which exclude the results of Clackamas, total revenue generated by the Partnership for the three and six months ended April 30, 1996 was $307,363 and $616,235, respectively, representing increases of $23,875 (8%) and $37,978 (7%), respectively, when compared with the corresponding periods in fiscal 1995. The Partnership's properties generated rental income of $510,419 for the first half of fiscal 1996, representing an increase of $24,190 (5%) when compared to the proforma first half of fiscal 1995. Parkway Village's average occupancy decreased to 94% while the average effective rental rate increased $1.09 to $9.96 for the second quarter of fiscal 1996, when compared with the corresponding period in fiscal 1995. Lindsay-Main Plaza generated average occupancy of 40% for the three months ended April 30, 1996, which represents a decrease of 6% when compared with the second quarter of fiscal 1995, while the property's annual average effective rental rate increased $1.04 to $5.24 per square foot when compared with the corresponding period in fiscal 1995.

Tenant improvements and other income increased $9,912 (12%) for the six months ended April 30, 1996 when compared to the same period of fiscal 1995, primarily as a result of collections of past due common area expenses, insurance and taxes at Lindsay-Main Plaza.

A summary of average occupancy and average effective rental rates for the Partnership's properties is presented below:

                                                   Second Quarter
                                                 Three Months Ended
                                                      April 30,
                                                 ------------------

Shopping Center                                      1996    1995
- ---------------------------------                   -----  ------
Parkway Village
(102,356 net rentable square feet)
Average occupancy                                     94%     97%
Average effective rental rate (a)                   $9.96   $8.87

Lindsay-Main Plaza
(37,000 net rentable square feet)
Average occupancy                                     40%     46%
Average effective rental rate (a)                   $5.24   $4.20

Clackamas Corner
(26,500 net rentable square feet)
Average occupancy (b)                                 N/A     95%
Average effective rental rate (a)(b)                  N/A  $10.58



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

(b)  Clackamas Corner Shopping Center was sold on October 4, 1995.

Based on the pro forma amounts presented previously, total expenses incurred by the Partnership for the three and six months ended April 30, 1996 were $302,940 and $608,339, respectively, representing increases of $32,494 (12%) and $61,131 (11%), respectively, when compared to the corresponding periods of fiscal 1995. Several factors have had significant impacts on the Partnership's results of operations for the six months ended April 30, 1996 that the Managing General Partner deems non-recurring in nature. First, the payment of approximately $22,500 in expenses related to the completion of the sale of Clackamas Corner Shopping Center. Specifically, the sale of the property included the Partnership's reimbursement to the buyer for tenant improvement costs related to a newly negotiated lease. At the time of sale, the costs were estimated and included in the Partnership's Statement of Operations at October 31, 1995. Subsequently, the estimates were modified, resulting in this additional expenditure. This amount is included in the Partnership's general and administrative expense category. Second, during the second quarter of fiscal 1996, the Partnership reserved approximately $19,000 for bad debts related to the unsuccessful collection of past due rents from several former tenants at Parkway Village Shopping Center. This amount is also included in the general and administrative expense category. Other expense items with significant fluctuations on a proforma basis include utilities expense, which increased $4,416 (27%) primarily due to an escalation in the billing rates of electricity at Parkway Village. Fees and reimbursements to the Managing General Partner decreased $4,222 (28%) for the six months ended April 30, 1996 when compared to the corresponding period in fiscal 1995 due to the decreased number of properties owned by the Partnership in fiscal 1996. Additionally, depreciation and amortization expense increased $13,152 (14%) due to the write-off of capitalized tenant improvement and lease commission costs associated with former tenants at both Lindsay-Main Plaza and Parkway Village Shopping Center.

Liquidity and Capital Resources

Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $618,888 at April 30, 1996, representing an increase of $103,137 when compared with fiscal 1995 year-end balances. Net cash provided by operating activities for the six months ended April 30, 1996 amounted to $169,436 and included an increase in the payable to Managing General Partner of $119,857. This increase represents the accrual of fees earned by the Managing General Partner and advances related to operations in the first half of 1996. At April 30, 1996, the payable to Managing General Partner totaled $160,630. Accounts payable and accrued liabilities decreased $36,687 at April 30, 1996 when compared to the fiscal 1995 year-end balance due to the payment of lease commissions at the Partnership's properties and audit fees related to the fiscal 1995 year-end audit. Property taxes payable decreased $35,708 for the six months ended April 30, 1996 when compared to the fiscal 1995 year-end balance due to the payment of property taxes in the first quarter of fiscal 1996.

Net cash used in investing activities in the first quarter of fiscal 1996 amounted to $28,439 and are comprised solely of deferred leasing costs. The Partnership's deferred leasing costs in fiscal 1996 include costs related to lease commissions and tenant improvements associated with the leasing of vacant space to new tenants and the renewal of existing tenants at both of the Partnership's properties.

Net cash used by financing activities amounted to $37,860 in the first half of fiscal 1996, the result of reductions in mortgage principal related to the Parkway mortgage.

To the knowledge of the Managing General Partner, all properties are generally in good physical condition. In fiscal 1996 remaining budgeted tenant finish costs and lease commissions total approximately $65,000 and $10,000, respectively. These tenant finish costs and lease commissions are budgeted in anticipation of leasing vacant space and renewing existing tenant leases at the Partnership's properties. Should additional costs be required at the Partnership's properties, it is currently anticipated that the funds required for such expenditures would be made available either from cash flow generated from property operations or from Partnership cash reserves.

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of April 30, 1996, the Partnership had $618,818 in cash reserves, while the minimum required amount was $214,340. The Partnership intends to apply net cash flow generated from Partnership operations in fiscal 1996 to maintain sufficient cash reserves as determined by the Managing General Partner. Thereafter, the Partnership intends to distribute to limited partners operating cash flow deemed to be in excess of amounts required to fund anticipated Partnership liabilities.

On April 30, 1996, the Partnership entered into a contract which subsequently closed on May 8, 1996, to sell the land, related improvements and personal property of the retail center known as Lindsay-Main Plaza ("Lindsay") located at 116 North Lindsay, in Mesa, Arizona. The purchaser, GOV, Inc., is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations. Lindsay consists of a 1-building shopping center containing approximately 37,000 square feet of net rentable area on approximately 4.213 acres of land and one vacant undeveloped parcel of land consisting of approximately .934 acres. At the time of sale, Lindsay was approximately 38% leased and occupied.


The net proceeds to the Partnership, before proration of operating income and expenses related to the property, were as follows:


           Sales price                                                    $1,000,000
           Less Costs of Sale-
                Sales Commissions                                           (60,000)
                Estimated title, legal fees, and other                      (30,000)
           Security Deposit Liability                                        (9,905)
           Holdback for tenant improvements in progress                     (50,000)
                                                                          ----------

                Net Proceeds                                                $850,095
                                                                          ==========
The net proceeds were utilized as follows:

           Partial repayment of amounts owed to Managing General Partner     $88,000

           Distribution to Limited Partners ($71/unit)                       760,097

           Addition to Partnership cash reserves                               1,188
                                                                          ----------

           Net Proceeds from Sale                                           $850,095
                                                                          ==========


The resulting gain on sale of Lindsay of approximately $10,000 will be included in the Partnership's third quarter fiscal 1996 results of operations.

As of April 30, 1996 the Partnership has recorded its real estate investments as properties held for sale. The Managing General Partner is attempting to sell its remaining properties and liquidate the Partnership in fiscal 1996. However, there can be no assurances that the Partnership will sell these properties in 1996. The Partnership's ability to sell Parkway Village may be adversely affected by the existence and remediation of the dry cleaning solution contamination at the property, as more fully described in Note 3 to the Financial Statements as contained in Item 1 of this report. The Partnership has entered into separate listing agreements with unrelated real estate firms to act as the exclusive selling agents for Parkway Village Shopping Center and Lindsay-Main Plaza. The Managing General Partner believes that such sales would generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway Village; however, these sales transactions may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner, and, thereafter, to make distributions to limited partners. Upon sale of its remaining property, the Partnership intends to apply net sales proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and the sale of such property, including amounts owed to the Managing General Partner. Thereafter, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership, and then to make a final distribution to limited partners.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (b)       Reports on Form 8-K

                  A report on Form 8-K dated April 30, 1996 was filed by the Partnership with regard to its sale of Lindsay-Main Plaza. For a more detailed discussion, see Note 6 to the Notes to Financial Statements as contained in Item 1 of this report.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BOETTCHER PENSION INVESTORS LTD.
                                       --------------------------------
                                                 (Registrant)


                                       By:  Boettcher Affiliated Investors L.P.
                                            Managing General Partner

                                       By:  Boettcher Properties, Ltd.
                                            Managing General Partner

                                            By:  BPL Holdings, Inc.
                                                 Managing General Partner


Dated:  June 14, 1996                       By:  /s/Thomas M. Mansheim
                                                 -----------------------------
                                                 Thomas M. Mansheim
                                                 Treasurer; Principal Financial
                                                 and Accounting Officer of the
                                                 Partnership