Form 10-Q
period 1996-07-31
BOETTCHER PENSION INVESTORS LTD
filed 1996-09-13
CIK 745895

                                                            Total # of Pages: 16


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 1996

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                   TO
     --------------   -------------

Commission File Number                           0-13219
                       --------------------------------------------------------


                        BOETTCHER PENSION INVESTORS LTD.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          COLORADO                                          84-0948497
- ----------------------------------------           ----------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)


        77 West Wacker Drive
        Chicago, Illinois                                         60601
- ----------------------------------------           ----------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code        (312) 574-6000
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
Yes   X    No
    ----     ----

                                     INDEX


                                                                          Page
                                                                         -----
      PART I.    Financial Information

                 ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                 Balance Sheets -
                   July 31, 1996 and October 31, 1995                       3

                 Statements of Operations -
                   Three and nine months ended July 31, 1996 and 1995       4

                 Statement of Partners' Capital -
                   Nine months ended July 31, 1996                          5

                 Statements of Cash Flows -
                   Nine months ended July 31, 1996 and 1995                 6

                 Notes to Financial Statements                              7

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11

      PART II.   Other Information

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                 15

      SIGNATURE                                                            16

       PART I.      Financial Information

       Item 1.  Financial Statements




                       BOETTCHER PENSION INVESTORS LTD.
                           (A Limited Partnership)

                                Balance Sheets
                                 (Unaudited)



                                                  July 31,   October 31,
              Assets                                1996        1995
              ------                             ----------  -----------

       Real estate investments:
         Properties held for sale, at cost, net  $6,535,765   $7,495,180
            Less:  accumulated depreciation       (517,941)    (531,549)
                                                 ----------  -----------
                                                  6,017,824    6,963,631
       Cash and cash equivalents at cost,
         which approximates market value            790,806      515,751
       Deferred leasing costs, net of
         accumulated amortization of
         $30,114 and $93,800, respectively           59,758       97,248
       Accounts receivable and other assets         143,219      127,870
                                                 ----------  -----------

                                                 $7,011,607   $7,704,500
                                                 ==========  ===========
       Liabilities and Partners' Capital
       ---------------------------------

       Mortgage payable                          $5,782,788   $5,840,260
       Accounts payable and accrued liabilities      19,524       59,620
       Payable to managing general partner          211,901       40,773
       Property taxes payable                        41,463       64,939
       Accrued interest payable                      45,780       46,235
       Other liabilities                             22,421       27,136
                                                 ----------  -----------
            Total liabilities                    $6,123,877   $6,078,963
                                                 ----------  -----------

       Commitments and Contingencies

       Partners' capital (deficit):
         General partners                          (35,653)     (35,653)
         Limited partners                           923,383    1,661,190
                                                 ----------  -----------
            Total partners' capital                 887,730    1,625,537
                                                 ----------  -----------

                                                 $7,011,607   $7,704,500
                                                 ==========  ===========


See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                           (A Limited Partnership)

                           Statements of Operations
              Three and Nine Months Ended July 31, 1996 and 1995
                                 (Unaudited)



                                          Three Months Ended    Nine Months Ended
                                               July 31,              July 31,
                                          --------------------  --------------------
                                          1996       1995       1996       1995
                                          ---------  ---------  ---------  ---------
Revenue:
  Rental income                           $ 227,625  $ 320,521  $ 738,044  $ 943,464
  Interest income                             9,783      4,517     22,372     13,619
  Tenant reimbursements and
     other income                            43,682     69,447    136,909    196,724
                                          ---------  ---------  ---------  ---------
                                            281,090    394,485    897,325  1,153,807
                                          ---------  ---------  ---------  ---------

Expenses:
  Interest                                  137,497    139,282    413,867    419,097
  Depreciation and amortization              44,784     70,808    148,810    210,039
  Property taxes                             18,262     31,197     64,816     93,589
  Fees and reimbursements to
     managing general partner                 5,599      7,304     16,540     22,467
  Other management fees                      11,328     16,204     38,384     46,976
  Repairs and maintenance                    17,558     24,901     54,524     70,273
  Utilities                                   6,808     13,480     27,286     33,305
  General and administrative                  8,766     17,809     94,714     58,670
                                          ---------  ---------  ---------  ---------

                                            250,602    320,985    858,941    954,416
                                          ---------  ---------  ---------  ---------

     Earnings from operations                30,488     73,500     38,384    199,391
                                          ---------  ---------  ---------  ---------

  Loss on sale of real estate investment   (15,284)          -   (15,284)          -
                                          ---------  ---------  ---------  ---------

     Net earnings                         $  15,204  $  73,500  $  23,100  $ 199,391
                                          =========  =========  =========  =========

Net earnings per limited
 partnership unit using the weighted
 average number of limited partnership
 units outstanding of 10,717              $    1.42  $    6.86  $    2.16  $   18.61
                                          =========  =========  =========  =========



See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                           (A Limited Partnership)

                        Statement of Partners' Capital
                       Nine Months Ended July 31, 1996
                                 (Unaudited)


                                                             Total
                                   General       Limited   partners'
                                   partners     partners     capital
                                   ---------  ----------  ----------
Capital (deficit) at
  November 1, 1995                 $(35,653)  $1,661,190  $1,625,537

Distributions to limited partners          -   (760,907)   (760,907)
Net earnings for the nine months
  ended July 31, 1996                      -      23,100      23,100
                                   ---------  ----------  ----------
Capital (deficit) at
  July 31, 1996                    $(35,653)  $  923,383  $  887,730
                                    =========  ==========  ==========




See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                           (A Limited Partnership)

                           Statements of Cash Flows
                   Nine Months Ended July 31, 1996 and 1995
                                 (Unaudited)





                                                       Nine Months Ended
                                                              July 31,
                                                      -------------------------
                                                        1996          1995
                                                      ---------  --------------
 Cash flows from operating activities:
   Net earnings                                       $  23,100  $ 199,391
   Adjustments to reconcile net earnings
      to net cash provided by
      operating activities:
         Loss on sale of real estate investment          15,284      -
         Depreciation and amortization                  148,810    210,039
   Change in operating assets and liabilities:
         Increase in accounts receivable
           and other assets                            (15,349)   (13,554)
         Decrease in accounts payable
           and accrued liabilities                     (40,096)    (6,854)
         Increase in payable to managing
           general partner                              171,128     37,242
         Decrease in property taxes payable            (23,476)   (20,958)
         Decrease in accrued interest payable             (455)      (414)
         Increase (decrease) in other liabilities       (4,715)     19,268
                                                      ---------  ---------
           Net cash provided by
            operating activities                        274,231    424,160
                                                      ---------  ---------
 Cash flows used in investing activities -
   Net proceeds from sale of real estate investment     863,534      -
   Increase in deferred leasing costs                  (44,331)   (42,660)
                                                      ---------  ---------
           Net cash provided by investing activities    819,203   (42,660)
                                                      ---------  ---------
 Cash flows used by financing activities:
   Distributions to limited partners                  (760,907)  (214,340)
   Reduction in mortgage payable                       (57,472)   (52,284)
                                                      ---------  ---------
           Net cash used by financing activities      (818,379)  (266,624)
                                                      ---------  ---------

 Net increase in cash and cash equivalents              275,055    114,876

 Cash and cash equivalents at October 31                515,751    540,941
                                                      ---------  ---------

 Cash and cash equivalents at July 31                 $ 790,806  $ 655,817
                                                      =========  =========

 Supplemental schedule of cash flow information:

   Interest paid in cash during the period            $ 414,323  $ 419,511
                                                      =========  =========


See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 July 31, 1996
                                  (Unaudited)


- --------------------------------------------------------------------------------

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

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 July 31, 1996
                                  (Unaudited)


- --------------------------------------------------------------------------------

(2) Continued

    Statements of Cash Flows
    For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following:



                                            As of July 31,
                                     1996                       1995
                               ----------------------------------------
     Money market fund              $777,600                   $603,978
     Operating cash                   13,206                     51,839
                                    --------                   --------
     Cash and cash equivalents      $790,806                   $655,817
                                    ========                   ========



    Reclassifications
    Certain fiscal 1995 amounts have been reclassified for comparability with fiscal 1996 financial statement presentation.

(3) Real Estate Investment
    ----------------------

    Parkway Village Shopping Center

    In fiscal 1995, a non sudden release of a dry cleaning solution, tetrachloroethylene (PERC), was reported by the dry cleaning tenant (the "Tenant") at Parkway Village to the State of Utah Department of Environmental Quality (DEQ). The Tenant, utilizing the services of an environmental consulting firm, investigated the extent of the PERC release and its effect on soil and groundwater in the vicinity. The DEQ, while monitoring the Tenant's progress, determined that the environmental consulting firm utilized by the Tenant did not adequately review the PERC release. As a result, the Partnership has retained another environmental consulting firm to complete a new risk assessment. This firm has been retained at the expense of the Partnership, however, the Partnership will seek to recover all such costs from the Tenant. Although the Tenant is responsible for the costs of any required remediation, should the Tenant be unable to complete the required work due to limitations of its financial resources, it is likely that the Partnership, as owner of Parkway Village, would be required to complete the needed remediation. Management is unable at this time to estimate the extent of expenses, if any, that may be incurred by the Partnership for remediation of this contamination. Accordingly, the accompanying financial statements do not include any adjustments related to this matter.

(4) Sale of Real Estate Investment
    ------------------------------

    On May 8, 1996, the Partnership sold the land, related improvements and personal property of the retail center known as Lindsay-Main Plaza ("Lindsay") located at 116 North Lindsay, in Mesa, Arizona. The purchaser, GOV, Inc., is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 July 31, 1996
                                  (Unaudited)

- --------------------------------------------------------------------------------

(4)   Continued

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
                                                                     ==========



(5)   Transactions with Related Parties

      BAILP is the Managing Agent of the Partnership and is paid property management, loan servicing, and acquisition fees for its services to the Partnership. The property management fee is equal to 5% of gross receipts from the properties, less management fees paid to others. The property management fee earned by BAILP amounted to $2,296 for the three months ended July 31, 1996.

      The Partnership also reimburses BAILP for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due BAILP for such reimbursements amounted to $3,303 for the three months ended July 31, 1996.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 July 31, 1996
                                  (Unaudited)

- --------------------------------------------------------------------------------



(6)   Property Held for Sale

      As of July 31, 1996, the Partnership has recorded its remaining real estate investment as property held for sale. The Managing General Partner is attempting to sell its remaining property and liquidate the Partnership in fiscal 1996. However, there can be no assurances that the Partnership will sell this property in 1996. The Partnership's ability to sell Parkway Village may be adversely affected by the existence and remediation of the dry cleaning solution contamination at the property, as more fully discussed in Note 3. The Partnership has entered into a listing agreement with an unrelated real estate firm to act as the exclusive selling agent for the sale of Parkway Village. The Managing General Partner believes that the sale of this property, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway; however, the sales transaction may include cash at closing and deferred payments to the Partnership. Upon sale of its remaining property, the Partnership intends to apply net sales proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and the sale of such property, including amounts owed to the Managing General Partner. Thereafter, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership, and then to make a final distribution to limited partners.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

For the three and nine months ended July 31, 1996, the Partnership generated total revenue of $281,090 and $897,325 and incurred total expenses of $250,602 and $858,941, resulting in net earnings from operations of $30,488 and $38,384, respectively. The Partnership's net earnings from operations decreased $43,012 (59%) and $161,007 (81%) for the three and nine months ended July 31, 1996, respectively, when compared with the corresponding periods of fiscal 1995. Net earnings decreased $58,296 (79%) and $176,291 (88%) for the three and nine months ended July 31, 1996, respectively, when compared to the corresponding periods of 1995 due to the $15,284 loss on the sale of Lindsay Main Plaza ("Lindsay") in the third quarter of 1996. The most significant factors affecting the Partnership's results of operations were decreased total revenue, specifically rental and tenant reimbursements and other income, and decreased total expenses, in most categories, as a result of the sale of Clackamas Corner Shopping Center ("Clackamas") in the fourth quarter of fiscal 1995 and Lindsay in the third quarter of 1996. A summary of the Partnership's operations and period-to-period comparisons is presented below:


                      Three Months Ended July 31          Nine Months Ended July 31
                         (dollars in thousands)              (dollars in thousands)
                  ----------------------------------  ----------------------------------
                                    Amount                              Amount
                                      of        %                          of      %
                  1996     1995     Change    Change   1996     1995     Change  Change
                  -------  -------  ------  --------  -------  -------  -------- --------
Total revenue     $281      394    (113)    (29%)     $897    1,154      (257)    (22%)
Total expenses     251      321     (70)    (22%)      859      954       (95)    (10%)
                  -------  -------  ------            ----     -----     -----

Earnings (loss)
 from operations  $ 30       73     (43)    (59%)     $ 38      200      (162)    (81%)
                  =======  =======  =======  =======  =======  =======   =======  =====


In making period-to-period comparisons, the exclusion of the operations of Clackamas from the results of operations of the three and nine months ended July 31, 1995 and the exclusion of Lindsay from fiscal 1996 and the three and nine months ended July 31, 1995 allows for a more meaningful analysis of the Partnership's ongoing operations. For comparison purposes only, if the operations of Clackamas and Lindsay had been excluded from revenue and expenses in the applicable periods of fiscal 1996 and 1995, the Partnership's Statements of Operations for the three and nine months ended July 31, 1996 compared with the same period in fiscal 1995 would have been as follows:

                      Three Months Ended July 31          Nine Months Ended July 31
                        (dollars in thousands)              (dollars in thousands)
                  ----------------------------------  ----------------------------------

                       Pro          Amount                  Pro         Amount
                      Forma           of       %           Forma          of       %
                  1996     1995     Change   Change   1996     1995     Change   Change
                  -------  -------  -------  -------  -------  -------  -------  -------
Total revenue      $279     278        1      -       $836      808       28       3%
Total expenses      249     254       (5)     (2%)     804      764       40       5%
                  -------  -------  -------           -------  -------  -------

Earnings (loss)
 from operations   $ 30      24        6      25%     $ 32       44      (12)    (27%)
                  =======  =======  =======  =======  =======  =======  =======  =======

In analyzing the pro forma amounts shown above, which exclude the results of both Clackamas and Lindsay, total revenue generated by the Partnership for the three and nine months ended July 31, 1996 was $278,809 and $836,094, respectively, representing increases of $607 (.2%) and $27,896 (3%), respectively, when compared with the corresponding periods in fiscal 1995. The Partnership's remaining property generated rental income of $227,202 and $697,634 for the three and nine months ended July 31, 1996, representing a decrease of $4,835 (2%) and an increase of $15,334 (2%) when compared to the corresponding proforma periods of fiscal 1995. Parkway Village's average occupancy decreased 1% to 96% while the average effective rental rate decreased $.04 to $9.28 for the third quarter of fiscal 1996, when compared with the corresponding period in fiscal 1995. Tenant improvement and other income increased $2,880 (3%) for the nine months ended July 31, 1996 when compared to the same period of fiscal 1995, primarily as a result of collections of past due common area expenses. Interest income increased $9,682 (76%) to $22,372 for the nine months ended July 31, 1996 due to the maintenance of higher cash reserves in the current fiscal year. A summary of average occupancy and average effective rental rates for the three months ended July 31, 1996 and 1995 for the Partnership's properties is presented below:



                                        Third Quarter
                                      Three Months Ended
                                          July 31,
                                      -------------------


Shopping Center                        1996    1995
- ------------------------------------  -----  ------
Parkway Village
(102,356 net rentable square feet)
Average occupancy                       96%     97%
Average effective rental rate (a)     $9.28   $9.32

Lindsay-Main Plaza
(37,000 net rentable square feet)
Average occupancy (c)                   N/A     45%
Average effective rental rate (a)(c)    N/A   $5.16

Clackamas Corner
(26,500 net rentable square feet)
Average occupancy (b)                   N/A     95%
Average effective rental rate (a)(b)    N/A  $10.58


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

(b)  Clackamas Corner Shopping Center was sold on October 4, 1995.

(c)  Lindsay-Main Plaza was sold on May 8, 1996.

Based on the pro forma amounts presented previously, total expenses incurred by the Partnership for the three and nine months ended July 31, 1996 were $249,014 and $804,428, respectively, representing a decrease of $5,143 (2%) and an increase of $40,735 (5%), respectively, when compared to the corresponding periods of fiscal 1995. Several factors have significantly impacted the Partnership's results of operations for the nine months ended July 31, 1996 that the Managing General Partner deems non-recurring in nature. First, the payment of approximately $22,500 in expenses related to the completion of the sale of Clackamas Corner Shopping Center in second quarter of fiscal 1996. Specifically, the sale of the property included the Partnership's reimbursement to the buyer for tenant improvement costs related to a newly negotiated lease. At the time of sale, the costs were estimated and included in the Partnership's Statement of Operations at October 31, 1995. Subsequently, the estimates were modified, resulting in this additional expenditure. This amount is included in the Partnership's general and administrative expense category. Second, during the second quarter of fiscal 1996, the Partnership reserved approximately $19,000 for bad debts related to the unsuccessful collection of past due rents from several former tenants at Parkway Village Shopping Center. This amount is also included in the general and administrative expense category. Other expense items with significant fluctuations on a proforma basis include fees and reimbursements to the Managing General Partner which decreased $5,927 (26%) for the nine months ended July 31, 1996 when compared to the corresponding period in fiscal 1995 due to the decreased number of properties owned by the Partnership in fiscal 1996. Additionally, depreciation and amortization expense increased $8,703 (7%) due to the write-off of capitalized tenant improvement and lease commission costs associated with former tenants at Parkway Village Shopping Center. All other expense items including property taxes, repairs and maintenance and utilities remained relatively unchanged for the nine months ended July 31, 1996 when compared to the same period in 1995.

Liquidity and Capital Resources

Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $790,806 at July 31, 1996, representing an increase of $275,055 when compared with fiscal 1995 year-end balances. Net cash provided by operating activities for the nine months ended July 31, 1996 amounted to $274,231 and included an increase in the payable to Managing General Partner of $171,128. This increase represents the accrual of fees earned by the Managing General Partner and advances related to operations in the first three quarters of 1996. At July 31, 1996, the payable to Managing General Partner totaled $211,901. Accounts payable and accrued liabilities decreased $40,096 at July 31, 1996 when compared to the fiscal 1995 year-end balance due to the payment of lease commissions at the Partnership's properties and audit fees related to the fiscal 1995 year-end audit. Property taxes payable decreased $23,476 for the nine months ended July 31, 1996 when compared to the fiscal 1995 year-end balance due to the payment of property taxes in the first quarter of fiscal 1996 and the sale of Lindsay in the third quarter of fiscal 1996.

Net cash provided by investing activities in the third quarter of fiscal 1996 amounted to $819,203 and is comprised of the net proceeds from the sale of Lindsay of $863,534 less deferred leasing costs of $44,331. The Partnership's deferred leasing costs in fiscal 1996 include costs related to lease commissions and tenant improvements associated with the leasing of vacant space to new tenants and the renewal of existing tenants at both of the Partnership's properties.

Net cash used by financing activities amounted to $818,379 for the nine months ended July 31, 1996, and is made up of reductions in mortgage principal related to the Parkway mortgage of $57,472 and distributions of $760,907 to limited partners from the proceeds of the sale of Lindsay.

To the knowledge of the Managing General Partner, all properties are generally in good physical condition. In fiscal 1996 there are no remaining budgeted tenant finish costs and lease commissions in anticipation of leasing vacant space and renewing existing tenant leases at the Partnership's remaining property. Should additional costs be required, it is currently anticipated that the funds required for such expenditures would be made available either from cash flow generated from property operations or from Partnership cash reserves.

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of July 31, 1996, the Partnership had $790,806 in cash reserves, while the minimum required amount was $214,340. The Partnership intends to apply net cash flow generated from Partnership operations in fiscal 1996 to maintain sufficient cash reserves as determined by the Managing General Partner.

On May 8, 1996, the Partnership sold the land, related improvements and personal property of the retail center known as Lindsay-Main Plaza ("Lindsay") located at 116 North Lindsay, in Mesa, Arizona. The purchaser, GOV, Inc., is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations. Lindsay consists of a 1-building shopping center containing approximately 37,000 square feet of net rentable area on approximately 4.213 acres of land and one vacant undeveloped parcel of land consisting of approximately .934 acres. At the time of sale, Lindsay was approximately 38% leased and occupied.

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
                                                                          ==========

As of July 31, 1996 the Partnership has recorded its remaining real estate investment as property held for sale. The Managing General Partner is attempting to sell its remaining property and liquidate the Partnership in fiscal 1996. However, there can be no assurances that the Partnership will sell this property in 1996. The Partnership's ability to sell Parkway Village may be adversely affected by the existence and remediation of the dry cleaning solution contamination at the property, as more fully described in Note 3 to the Financial Statements as contained in Item 1 of this report. The Partnership has entered into a listing agreement with an unrelated real estate firm to act as the exclusive selling agent for Parkway Village Shopping Center. The Managing General Partner believes that such sale would generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway Village; however, this sales transaction may include cash at closing and deferred payments to the Partnership. Upon sale of its remaining property, the Partnership intends to apply net sales proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and the sale of such property, including amounts owed to the Managing General Partner. Thereafter, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership, and then to make a final distribution to limited partners.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K

         A report on Form 8-K dated July 31, 1996 was filed by the Partnership with regard to its sale of Lindsay-Main Plaza. For a more detailed discussion, see Note 4 to the Notes to Financial Statements as contained in Item 1 of this report.

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


                                    BOETTCHER PENSION INVESTORS LTD.
                                    --------------------------------
                                           (Registrant)


                               By:  Boettcher Affiliated Investors L.P.
                                    Managing General Partner

                               By:  Boettcher Properties, Ltd.
                                    Managing General Partner

                               By:  BPL Holdings, Inc.
                                    Managing General Partner


Dated:  September 13, 1996     By: /s/Thomas M. Mansheim
                               ------------------------------
                                   Thomas M. Mansheim
                                   Treasurer; Principal Financial and
                                   Accounting Officer of the Partnership