Form 10-K405
period 1996-10-31
BOETTCHER PENSION INVESTORS LTD
filed 1997-01-27
CIK 745895

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)




[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                             October 31, 1996
     ---------------------------------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           None        to           None
     ---------------------------------------------------------------------------
     Commission file number                            0-13219
     ---------------------------------------------------------------------------


                       BOETTCHER PENSION INVESTORS LTD.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          COLORADO                                    84-0948497
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

77 West Wacker Drive, Chicago, Illinois                  60601
----------------------------------------    ------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code         (312) 574-6000
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
            Title of each class                         which registered on
            -------------------                         ----------------------

                  None                                           None
---------------------------------------     ------------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      X     Yes            No
                                              ---             ---

                                    INDEX




                                    PART 1                                               Page
                                    ------                                               ----

Item 1.   Business                                                                        3
Item 2.   Properties                                                                      5
Item 3.   Legal Proceedings                                                               7
Item 4.   Submission of Matters to a Vote of Holders of Limited Partnership Interests     7


                                    PART II
                                    -------

Item 5.   Market for the Registrant's Limited Partnership Interests and Related
          Limited Partner Matters                                                         8
Item 6.   Selected Financial Data                                                         9
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                          10
Item 8.   Financial Statements and Supplementary Data                                    16
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                           31



                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant                            31
Item 11.  Executive Compensation                                                        33
Item 12.  Security Ownership of Certain Beneficial Owners and Management                33
Item 13.  Certain Relationships and Related Transactions                                34



                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K               35

SIGNATURES                                                                              42


                                     PART I
                                     ------
Item 1. BUSINESS

General

Boettcher Pension Investors Ltd. (the "Partnership") was organized in May 1984 as a limited partnership under the Colorado Uniform Limited Partnership Act. The Partnership's primary business has been to invest in improved and unimproved real property on an unleveraged basis and to purchase or originate participating mortgage loans and land lease investments. At October 31, 1996, the Partnership owned and operated one shopping center located in Utah, Parkway Village Shopping Center (the "Remaining Property"), which has been recorded by the Partnership as property held for sale as discussed in Note 6 to the Financial Statements contained in Item 8 of this report. The Remaining Property is more fully described in Item 2 of this report. The Partnership intends to continue to operate the Remaining Property with a view towards disposing of it as soon as market conditions dictate and buyers are available. Upon the sale of the Remaining Property and payment of costs of liquidation and all remaining liabilities of the Partnership (including amounts owed to its Managing General Partner), the Partnership intends to reduce its remaining assets to cash, make a final distribution of cash to the Limited Partners and subsequently dissolve.

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

As of October 31, 1996, the Partnership did not directly employ any individuals; it is, however, a party to a Management Agreement with the Managing General Partner. Under the terms of the Management Agreement, the Managing General Partner is responsible for the day-to-day operations of the Partnership and operating and managing its investments. All regular employees rendering service on behalf of the Partnership are employees of BPL or its affiliates. The real estate assets are owned directly by the Partnership and are managed by independent, third-party property managers who perform daily property management services.

For the fiscal year ended October 31, 1996, gross rents generated by the Partnership's real estate investments, including reimbursements by tenants of property operating expenses, represented

97% of total Partnership revenue. Monthly rental income is derived from tenant leases at the properties. Lease terms vary from one year to five years for most tenants, and to twenty-five years for major anchor tenants. The majority of these commercial leases permit the pass through by the owner of taxes, insurance and common area operating costs to the tenants.

Competition

The Partnership faces active competition in all aspects of its business. In its operating stage, the Partnership competes with entities which own properties similar in type to those owned by the Partnership. The ability of the Partnership to compete with these entities depends on many factors, including the location, size, condition of its facilities and the availability of similar facilities. When comparable space is available in a general location, the Partnership competes through rental rates and lease terms, among other variables. Now that the Partnership is in its dissolution stage and the Remaining Property is held for sale, the Partnership is competing with other income-producing properties for prospective purchasers. While no statistical information is currently available to delineate the Partnership's competitive position, many of its competitors are believed to have assets and revenues greater than those of the Partnership.

Cash Reserves

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of October 31, 1996, the Partnership had cash reserves of $667,934, while the required minimum amount was $214,340. The Partnership intends to apply cash flow generated from Partnership operations in fiscal 1997 to maintain sufficient cash reserves, as determined by the Managing General Partner. Thereafter, the Partnership intends to pay amounts payable to the Managing General Partner and then to distribute to limited partners operating cash flow determined by the Managing General Partner to be in excess of amounts required to fund anticipated liabilities of the Partnership.

The Managing General Partner is attempting to sell the Remaining Property and liquidate the Partnership in fiscal 1997. However, there can be no assurances that the Partnership will sell the Property in 1997. The ability of the Partnership to sell Parkway Village may be adversely affected by the existence and remediation of the dry cleaning solution contamination at the property, more fully described in Note 7 to the Financial Statements contained in Item 8 of this report. The Managing General Partner believes that the sale, if consummated, will provide net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable related to Parkway Village; however, the sale transaction may include both cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner. Thereafter, the Partnership intends to pay all amounts payable to the Managing General Partner and then to make distributions to limited partners. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for the Remaining Property. The Partnership has recorded this investment as property held for sale at October 31, 1996.

Other Factors
-------------

Seasonal weather conditions do not have a material impact on the operations of the Remaining Property, although the usage of water, gas and electricity and the attendant expense may vary according to the particular season and geographic location.

Federal, state and local laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, do not presently have a material effect on the operations of the Remaining Property nor on the capital expenditures, earnings or competitive position of the Partnership other than the possible environmental remediation described in Note 7 to the Financial Statements contained in Item 8 of this report.

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

Item 2. PROPERTIES

At October 31, 1996, the Partnership owned and operated one shopping center, which is being held for sale, as more fully described below:




Name and Location                General Character of Property
-------------------------------  -------------------------------------

Parkway Village Shopping Center  4-building shopping center containing
2255 N. University Parkway       approximately 102,000 square feet of
Provo, Utah                      net rentable area on approximately 10.05
                                 acres of land.


As stated above, at October 31, 1996 the Partnership has recorded its investment in the Remaining Property as properties held for sale. For additional information, refer to Note 6 to the Financial Statements as contained in Item 8 of this report.

For information regarding the indebtedness to which Parkway Village is subject, see Note 3 to the Financial Statements as contained in Item 8 of this report.

On May 8, 1996, the Partnership sold the land, related improvements and personal property of the retail shopping center known as Lindsay-Main Plaza ("Lindsay"), as described in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in Item 7 of this report and Note 2 to the Financial Statements as contained in Item 8 of this report.

On October 4, 1995 the Partnership sold the land, related improvements and personal property of the retail shopping center known as Clackamas Corner ("Clackamas"), as described in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in Item 7 of this report and Note 2 to the Financial Statements as contained in Item 8 of this report.

In the opinion of the Managing General Partner, the Remaining Property is adequately covered by insurance.

Average occupancies and average effective rental rates generated by the Partnership's real estate investments in the last five fiscal years were as follows:





                       1st    2nd   3rd   4th
                       Qtr    Qtr   Qtr   Qtr   Fiscal   Fiscal     Fiscal  Fiscal  Fiscal
Shopping Centers      1996   1996  1996  1996    1996     1995       1994    1993    1992
--------------------  -----  ----  ----  ------  ------   ------    ------  ------  -----
Parkway Village
Average occupancy(b)    98%   94%   96%   98%     97%        98%       100%     99%    N/A
Average effective
 rental rate (a) (b)  $9.32  9.96  9.28  9.50    9.52       9.13       8.95    8.37    N/A


Lindsay-Main Plaza
Average occupancy       48%   40%   N/A   N/A     44% (c)    45%        38%     38%    32%
Average effective
 rental rate (a)      $4.60  5.24   N/A   N/A    4.92 (c)   5.08       5.52    5.30   5.70

Clackamas Corner
Average occupancy       N/A   N/A   N/A   N/A     N/A        96% (c)   100%     84%    76%
Average effective
 rental rate (a)        N/A   N/A   N/A   N/A     N/A      10.54 (c)  10.61   10.82  10.92




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

(c) These computations give effect to the sale of Lindsay-Main Plaza on May 8, 1996 and the sale of Clackamas Corner Shopping Center on October 4, 1995.

Parkway Village Shopping Center has one tenant occupying 10% or more of the total rentable square footage. Albertson's Food Market is a party to a 25 year lease expiring February 28, 2008 at the property and is a provider of full service grocery products. The rent per annum is approximately $265,600. Albertson's has the option of renewing the lease for nine consecutive 5-year lease terms.

The following table sets forth, by property, a schedule of lease expirations for the next ten years, including:

      (a) the number of tenants whose leases will expire,
      (b) the total area in square feet covered by such leases,
      (c) the annual rental represented by such leases, and
      (d) the percentage of gross annual rental represented by such leases.

As of October 31, 1996:

Parkway Village Shopping Center
-------------------------------
                                                    Lease Expiration Dates


                                  1997      1998      1999      2000     2001
                                 -------  --------  --------  --------  -------
    No. of tenants                     3         9         5         4        1
    Total square footage           9,934    15,474     9,104     6,642    6,000
    Annual rent                 $111,900  $272,700  $290,900  $233,600  478,100
 % of gross annual rent             11.8%     33.9%     43.1%     41.2%    95.8%


                                  2002      2003      2004      2005      2006
                                 -------  --------  --------  --------  -------
    No. of tenants                     1         0         0         0        0
    Total square footage           1,575         0         0         0        0
    Annual rent                  $99,800        $0        $0        $0       $0
 % of gross annual rent             24.3%      0.0%      0.0%      0.0%     0.0%






 Item 3.      LEGAL PROCEEDINGS
              -----------------


There are no material pending legal proceedings to which the Partnership is a party or of which the Remaining Property is subject.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF LIMITED PARTNERSHIP INTERESTS

There have been no matters submitted to a vote of holders of Limited Partnership Interests (the "Units") during the fiscal year which is covered by this report.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED LIMITED PARTNER MATTERS

At October 31, 1996, 10,717 Units were outstanding and held by approximately 1,000 limited partners.

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

The Partnership Agreement provides that after January 1, 1987, under certain circumstances, the General Partners may repurchase the Units held by limited partners desiring to sell their Units. At October 31, 1996, the General Partners had not established the Repurchase Fund as provided for in the Partnership Agreement as they had not received any distribution of cash flow from Partnership operations since the inception of the Partnership. Net earnings for the fiscal year ended October 31, 1996 were less than the 9% Current Distribution Preference of the limited partners as provided in the Partnership Agreement and, accordingly, were allocated solely to the limited partners.

Until fiscal 1996, the Partnership made consecutive quarterly cash distributions to limited partners from cash flow generated by Partnership operations. In fiscal 1996, the Partnership distributed a total of $760,907 ($71 per $1,000 Unit) to limited partners as generated by the sale of Lindsay Main Plaza. At the discretion of the Managing General Partner, no other distributions were made from cash flow generated by Partnership operations in fiscal 1996 in order to build additional cash reserves related to the environmental contamination at Parkway Village as discussed more fully in Note 7 to the Financial Statements contained in Item 8 of this report. The following table sets forth a summary of distributions made to limited partners for the three years ended October 31, 1996 on an aggregate and per unit basis:


                            1996               1995                1994
                     -----------------  -------------------  ----------------
                                 Per                  Per               Per
  Distributions       Total     Unit      Total      Unit     Total     Unit
  -----------------  --------  -------  ----------  -------  --------  ------
  From operations    $ 14,864  $  1.39  $  269,287  $ 25.13  $307,261  $28.67
  Return of Capital   746,043    69.61   2,431,394   226.87   201,797   18.83
                     --------  -------  ----------  -------  --------  ------
  Total              $760,907   $71.00  $2,700,681  $252.00  $509,058  $47.50
                     ========  =======  ==========  =======  ========  ======


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

The Managing General Partner is attempting to sell the Remaining Property and liquidate the Partnership in fiscal 1997. However, there can be no assurances that the Partnership will sell the Remaining Property in 1997. The ability of the Partnership to sell Parkway Village may be adversely effected by the existence and remediation of the dry cleaning solution contamination at the property as described more fully in Note 7 to the Financial Statements contained in Item 8 of this report. The Managing General Partner believes that the sale, if consummated, will provide net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable related to Parkway Village; however, the sale transaction may include both cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sale proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner. Thereafter, the Partnership intends to pay amounts payable to the Managing General Partner and then to make distributions to limited partners. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for the Remaining Property. The Partnership has recorded its remaining investment as property held for sale at October 31, 1996 as described more fully in Note 2 to the Financial Statements contained in Item 8 of this report.

Item 6. SELECTED FINANCIAL DATA


                        BOETTCHER PENSION INVESTORS LTD.
                           Selected Financial Data(a)
                    As of or for the years ended October 31,


                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------

Total revenue             $1,192,846  $1,519,252  $1,581,014  $  954,808  $  490,389
                          ==========  ==========  ==========  ==========  ==========

Earnings from operations  $   14,864  $  269,287  $  307,261  $  145,249  $   77,477
Gain (loss) on sale of
 real estate investment     (20,402)     684,856           -           -           -
                          ----------  ----------  ----------  ----------  ----------
Net earnings(loss)        $  (5,538)  $  954,143  $  307,261  $  145,249  $   77,477
                          ==========  ==========  ==========  ==========  ==========

Per Unit(b)
 Net earnings(loss)       $    (.52)  $    89.03  $    28.67  $    13.55  $     7.23
 Cash distributions       $    71.00  $   252.00  $    47.50  $    10.00  $    10.00

Total assets              $6,749,551  $7,704,500  $9,475,573  $9,789,517  $3,605,895
Mortgage payable          $5,755,906  $5,840,260  $5,910,814  $5,975,906           -


(a) The selected financial data should be read in conjunction with the Financial Statements and related Notes as contained in Item 8 of this report.
(b) Per Unit data is based upon 10,717 weighted average Units outstanding during each fiscal year.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
October 31, 1996 marked the close of the Partnership's thirteenth year of operations. The Partnership continues to own and operate one shopping center, located in Utah (Parkway Village), which is being held for sale as of October 31, 1996.

1996 as Compared to 1995:

For the fiscal year ended October 31,1996, the Partnership generated total revenue of $1,192,846, and incurred total expenses of $1,177,982, resulting in earnings from operations of $14,864. The Partnership's fiscal 1996 operating earnings decreased $254,423 (94%) when compared with fiscal 1995. A loss on the sale of its real estate investment in Lindsay-Main Plaza ("Lindsay") in the amount $20,402, was recorded in the third quarter of fiscal 1996 as more fully discussed in Note 2 to the Financial Statements contained in Item 8 of this report. Due to the loss on sale of real estate investments, the Partnership reported a net loss of $5,538. Total revenue decreased, primarily rental and other income, and total expenses decreased in most categories, primarily due to the sale of Lindsay. A summary of the Partnership's operations and period-to-period comparisons is presented below.

When making period-to-period comparisons, the exclusion of Lindsay's operations from the current and prior fiscal year's results allows for a more meaningful analysis of the operations of the Partnership's remaining investment. For comparison purposes only, Lindsay's results of operations have been excluded in both fiscal 1996 and 1995 and the operations of Clackamas Corner Shopping Center, which was sold in fiscal 1995, also more fully discussed in Note 2 to Financial Statements contained in Item 8 of this report have been excluded from fiscal 1995 in the table below.

                                                        October 31
                                                     (In Thousands)
                                                     ----------------
                                      Pro     Pro    Amount
                                      Forma   Forma  of       %
                                      1996    1995   Change   Change
                                      ------  -----  -------  -------

           Total revenue              $1,126  1,083       43       4%
           Total expenses              1,123  1,004      119      12%
                                      ------  -----  -------

           Operating earnings (loss)  $    3     79     (76)    (96)%
                                      ======  =====  =======  =======


Based upon the pro forma amounts presented above, total revenue generated by the Partnership, excluding Lindsay, amounted to $1,126,497, representing an increase of $43,521 (4%) compared with fiscal 1995. The Partnership's remaining property generated rental income of $936,249 in fiscal 1996, which represents an increase of $25,250 (3%) when compared with fiscal 1995. Parkway Village Shopping Center achieved an average occupancy of 97% and an average effective rental rate per square foot of $9.52, representing a decrease of 1% and an increase of

$.39, respectively, when compared with fiscal 1995. For additional information on the average occupancies and average effective rental rates for the Partnership's real estate investments, refer to the table provided in Item 2 of this report. Tenant reimbursement income generated by Parkway Village Shopping Center increased $6,271 (4%) in fiscal 1996 when compared with fiscal 1995 due to increased tenant billings in the current fiscal year. Other income increased $12,000 (64%) in fiscal 1996 when compared with fiscal 1995 primarily as a result of increased interest earned by the Partnership due to the maintenance of larger cash reserve balances.

Based upon the pro forma amounts provided above, total expenses, excluding Lindsay, incurred by the Partnership amounted to $1,123,471 in fiscal 1996, an increase of $119,622 (12%) when compared with fiscal 1995. Several factors have significantly impacted the Partnership's results of operations in fiscal 1996 that the Managing General Partner deems non-recurring in nature. First, the payment of approximately $26,500 of expenses related to the completion of the sale of Clackamas Corner Shopping Center in the second quarter of fiscal 1996. Specifically, the sale of the property included the Partnership's reimbursement to the buyer for tenant improvement costs related to a newly negotiated lease. At the time of sale, the costs were estimated and included in the Partnership's Statement of Operations at October 31, 1995.
Subsequently, the estimates were modified, resulting in this additional expenditure. This amount is included in the Partnership's general and administrative expense category. Second, during the second and fourth quarters of fiscal 1996, the Partnership reserved approximately $33,700 for bad debts related to the unsuccessful collection of past due rents from several former tenants at Parkway Village Shopping Center. This amount is also included in the general and administrative expense category. Other expense items with significant fluctuations on a pro forma basis include a $46,157 increase in environmental-related expenses associated with the remediation of the PERC contamination at Parkway Village Shopping Center as more fully discussed below and in Note 7 to the Financial Statements contained in Item 8 of this report. Fees and reimbursements to the Managing General Partner decreased $6,639 (22%) for fiscal 1996 when compared to fiscal 1995 due to the decreased number of properties owned by the Partnership in the current year. Depreciation and amortization expense increased $11,522 (7%) for fiscal 1996 when compared to fiscal 1995 due to increased tenant turnover at Parkway Village Shopping Center resulting in the writeoff of tenant improvement and lease commissions previously capitalized. All other expense items, including property taxes, repairs and maintenance and utilities, remained relatively unchanged in fiscal 1996 when compared to fiscal 1995.

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

                                      Fiscal Year Ended October 31
                                             (In Thousands)
                                     -----------------------------
                                                    Amount
                                                      of       %
                                       1995   1994  Change  Change
                                     ------  -----  ------  ------

             Total revenue           $1,519  1,581    (62)    (4)%
             Total expenses           1,250  1,274    (24)    (2)%
                                     ------  -----  ------

             Net operating earnings  $  269    307    (38)   (12)%
                                     ======  =====  ======  ======


Total revenue decreased $61,762 (4%) in fiscal 1995 as compared to fiscal 1994, as a consequence of the sale of Clackamas, which resulted in one less month of rental and other income in fiscal 1995, and a decrease in tenant reimbursements and other income due to vacancies at Parkway Village. The Partnership's properties generated rental income of $1,238,182 in fiscal 1995, a decrease of $31,706 (2%) when compared to fiscal 1994. Parkway Village achieved a weighted average occupancy of 98% and a weighted average effective rental rate of $9.13, representing a decrease of 2% and an increase of $0.18, respectively, when compared with fiscal 1994. Lindsay-Main generated average occupancy of 45% in fiscal 1995, an increase of 7% over fiscal 1994, while the property's annual average effective rental rate decreased $0.44 to $5.08 per square foot when compared to fiscal 1994. Clackamas Corner generated average annual occupancy of 96% (based on eleven months of operations prior to its being sold) a decrease of 4% when compared to fiscal 1994. The annual average effective rental rate at Clackamas Corner decreased $0.07 to $10.54 for fiscal 1995 when compared to fiscal 1994. For additional occupancy and rental rate information related to the Properties, refer to the table provided in Item 2 as contained in this report. Tenant reimbursement and other income generated by the Partnership in fiscal 1995 totaled $261,054, representing a decrease of $29,407 (10%) when compared to fiscal 1994, primarily due to over-estimates of common area charges reflected in fiscal 1994 billings, resulting in lower 1995 billings; and increased vacancies in fiscal 1995 at Parkway Village.

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

Liquidity and Capital Resources

Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $667,934 at October 31, 1996, representing an increase of $152,183 when compared with fiscal 1995 year-end balances. This increase is primarily the result of the Managing General Partner's decision to suspend the quarterly distributions of Partnership cash flows to limited partners due to the continued analyses of potential environmental remediation costs at Parkway Village. Net cash provided by operating activities in fiscal 1996 amounted to $191,506. The most significant changes in operating assets and liabilities are decreases in all assets and liabilities due to the sale of Lindsay-Main Plaza, more fully discussed in Note 2 to the Financial Statements contained in Item 8 of this report. The payable to the Managing General Partner decreased $12,555 to $28,218 due to the payment by the Partnership of advances made by the Managing General Partner for Partnership expenses in fiscal 1996.

Net cash provided by investing activities in fiscal 1996 amounted to $805,938. The sale of Lindsay-Main Plaza generated net proceeds, after proration of operating income and expenses related to the property, of $886,190. Deferred leasing costs of $80,252 were incurred in fiscal 1996 to cover lease commission costs associated with the renewal of existing tenants at Parkway Village and Lindsay-Main Plaza (prior to its sale).

Net cash used by financing activities amounted $845,261 in fiscal 1996, the combined result of distributions to limited partners in the amount of $760,907 and a reduction in mortgage principal of $84,354 related to the mortgage secured by Parkway Village.

To the knowledge of the Managing General Partner, the Remaining Property is in good physical condition. In fiscal 1997, there are no material tenant finish costs and lease commissions budgeted. Tenant finish costs and lease commissions will however be incurred in anticipation of leasing vacant space and renewing existing tenant leases at Parkway Village. If such costs are required, it is currently anticipated that the funds required for such expenditures would be made available either from cash flow generated from the operations of the Remaining Property or from Partnership cash reserves.

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of October 31, 1996, the Partnership had $667,934 in cash reserves, while the minimum required amount was $214,340. The Partnership intends to apply cash flow generated from Partnership operations in fiscal 1997, if any, to maintain sufficient cash reserves, as determined by the Managing General Partner. Thereafter, the Partnership intends to pay amounts payable to the Managing General Partner and then distribute to limited partners operating cash flow determined by the Managing General Partner to be in excess of amounts required to fund anticipated liabilities of the Partnership.

As of October 31, 1996, the Partnership has recorded its remaining real estate investment as property held for sale. The Managing General Partner is attempting to sell the Remaining Property and liquidate the Partnership in fiscal 1997. However, there can be no assurances that the Partnership will sell the Remaining Property in 1997. The ability of the Partnership to sell

Parkway Village may be adversely effected by the existence and remediation of the dry cleaning solution contamination at the property as discussed more fully in Note 7 to the Financial Statements as contained in Item 8 of this report. The Partnership has entered into a separate listing agreement with an unrelated real estate firm to act as the exclusive selling agent for the sale of Parkway Village. The Managing General Partner believes that the sale of the Remaining Property, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway Village; however, the sale transaction may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner, pay amounts payable to the Managing General Partner and then to make distributions to limited partners.

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

The net proceeds to the Partnership, before proration of operating income and expenses related to the property, were as follows:


      Sales price                                                    $1,000,000
      Less costs of sale -
            Sales commissions                                          (60,000)
            Estimated title, legal fees, and other                     (30,000)
      Security deposit liability                                        (9,905)
      Holdback for tenant improvements in progress                     (50,000)
                                                                     ----------
            Net proceeds                                             $  850,095
                                                                     ==========

The net proceeds were utilized as follows:

      Partial repayment of amounts owed to Managing General Partner  $   88,000
      Distribution to limited partners ($71/unit)                       760,907
      Addition to Partnership cash reserves                               1,188
                                                                     ----------
      Net proceeds from sale                                         $  850,095
                                                                     ==========


The Partnership recorded a net loss on sale of real estate investment of $20,402 related to this transaction, resulting from the excess of the Partnership's net carrying value of Lindsay over the net sales proceeds.

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

The net proceeds to the Partnership before proration of operating income and expenses related to the property were as follows:


Sales price                                                                          $2,450,000
      Less costs of sale-
            Sales commissions                                                          (98,000)
            Title, legal fees, and other                                              (111,508)
      Security deposit liability                                                        (6,199)
                                                                                    -----------
            Net proceeds                                                             $2,234,293
                                                                                     ==========

The net proceeds were distributed to limited partners on October 26, 1995 as follows:

      Net proceeds from sale                                                         $2,234,293
      Utilization of Partnership cash reserves                                           37,708
                                                                                     ----------
      Distribution to limited partners ($212/unit)                                   $2,272,001
                                                                                     ==========

The Partnership recorded a net gain on sale of real estate investment of $684,856 related to this transaction, resulting from the excess of the net sales proceeds over the Partnership's net carrying value of Clackamas Corner.




Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The following Financial Statements of the Partnership are included herein:

                Independent Auditors' Report                                          17

                Balance Sheets - October 31, 1996 and 1995                            18

                Statements of Operations -
                   Years ended October 31, 1996, 1995, and 1994                       19

                Statements of Partners' Capital -
                   Years ended October 31, 1996, 1995, and 1994                       20

                Statements of Cash Flows -
                   Years ended October 31, 1996, 1995 and 1994                        21

                Notes to Financial Statements                                         22





                          INDEPENDENT AUDITORS' REPORT


THE PARTNERS
BOETTCHER PENSION INVESTORS, LTD.:

We have audited the accompanying balance sheets of Boettcher Pension Investors, Ltd. (a limited partnership) as of October 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended October 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boettcher Pension Investors, Ltd. as of October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles.

                                             KPMG PEAT MARWICK LLP











Denver, Colorado
January 10, 1997

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                           October 31, 1996 and 1995


              Assets                                     1996        1995
       ------------------------------------------  ----------  ----------
       Real estate investments:
        Properties held for sale at cost, net      $6,535,765  $7,495,180
              Less: accumulated depreciation        (557,822)   (531,549)
                                                   ----------  ----------
                                                    5,977,943   6,963,631

       Cash and cash equivalents                      667,934     515,751
       Deferred leasing costs, net of accumulated
              amortization of $34,414 and $93,800,
              respectively                             60,756      97,248
       Accounts receivable and other assets, net
              of allowances of $77,727 and $0,
              respectively                             42,918     127,870
                                                   ----------  ----------
                                                   $6,749,551  $7,704,500
                                                   ==========  ==========

       Liabilities and Partners' Capital
       ------------------------------------------
       Mortgage payable                            $5,755,906  $5,840,260
       Accounts payable and accrued liabilities        23,191      59,620
       Payable to managing general partner             28,218      40,773
       Property taxes payable                          59,232      64,939
       Accrued interest payable                             -      46,235
       Other liabilities                               23,912      27,136
                                                   ----------  ----------
              Total Liabilities                     5,890,459   6,078,963
                                                   ----------  ----------

       Commitments and contingencies

       Partners' Capital:
          General partners                           (35,857)    (35,653)
          Limited partners                            894,949   1,661,190
                                                   ----------  ----------
              Total Partners' Capital:                859,092   1,625,537
                                                   ----------  ----------
                                                   $6,749,551  $7,704,500
                                                   ==========  ==========


See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Operations
                  Years ended October 31, 1996, 1995, and 1994







                                                1996       1995        1994
                                                -------  ----------  ----------
 Revenue:
       Rental income                         $  981,777  $1,238,182  $1,269,888
       Interest income, net                      30,863      20,016      20,665
       Tenant reimbursements
         and other income                       180,206     261,054     290,461
                                             ----------  ----------  ----------
                                              1,192,846   1,519,252   1,581,014
                                             ----------  ----------  ----------

 Expenses:
       Interest                                 550,891     557,948     564,370
       Depreciation and amortization            195,840     277,677     275,127
       Property taxes                            82,585     123,361     129,229
       Fees and reimbursements to
        managing general partner                 23,201      29,840      31,724
       Other management fees                     49,184      61,756      63,005
       Repairs and maintenance                   72,370      90,898      92,584
       Utilities                                 34,267      44,514      40,289
       General and administrative               123,487      63,971      77,425
       Environmental                             46,157           -           -
                                             ----------  ----------  ----------
                                              1,177,982   1,249,965   1,273,753
                                             ----------  ----------  ----------

       Earnings from operations                  14,864     269,287     307,261

       Gain (loss) on sale of real estate
       investment                              (20,402)     684,856           -
                                             ----------  ----------  ----------

       Net earnings (loss)                   $  (5,538)  $  954,143  $  307,261
                                             ==========  ==========  ==========

 Net earnings (loss) per limited
       partnership unit                      $    (.52)  $    89.03  $    28.67
                                             ==========  ==========  ==========

 Weighted average number of limited
       partnership units outstanding             10,717      10,717      10,717
                                             ==========  ==========  ==========


See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                        Statements of Partners' Capital
                  Years ended October 31, 1996, 1995, and 1994





                                                                Total
                                      General     Limited     partners'
                                     partners    partners      capital
                                     ---------  -----------  -----------
       Capital (deficit) at
             November 1, 1993        $(42,502)  $ 3,616,374  $ 3,573,872

       Distributions to partners             -    (509,058)    (509,058)
       Net earnings                          -      307,261      307,261
                                     ---------  -----------  -----------

       Capital (deficit) at
             October 31, 1994         (42,502)    3,414,577    3,372,075

       Distributions to partners             -  (2,700,681)  (2,700,681)
       Gain on sale of real estate       6,849      678,007      684,856
       Net earnings from operations          -      269,287      269,287
                                     ---------  -----------  -----------

       Capital (deficit) at
             October 31, 1995         (35,653)    1,661,190    1,625,537

       Distributions to partners             -    (760,907)    (760,907)
       Loss on sale of real estate       (204)     (20,198)     (20,402)
       Net earnings from operations          -       14,864       14,864
                                     ---------  -----------  -----------

       Capital (deficit) at
             October 31, 1996        $(35,857)  $   894,949  $   859,092
                                     =========  ===========  ===========



See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                  Years ended October 31, 1996, 1995, and 1994




                                                       1996        1995        1994
                                                     ---------  -----------  ---------
Cash flows from operating activities:
Net earnings (loss)                                   $(5,538)     $954,143   $307,261
 Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
   Depreciation and amortization                       195,840      277,677    275,127
  (Gain) loss on sale of real estate investment         20,402    (684,856)          -
 Change in operating assets and liabilities:
   (Increase ) decrease in accounts receivable
    and other assets                                    84,952      (9,922)   (29,603)
   Increase (decrease) in accounts
    payable and accrued liabilities                   (36,429)       37,624   (10,373)
   Increase (decrease) in payable
    to managing general partner                       (12,555)       33,110   (22,515)
  Decrease in property taxes payable                   (5,707)     (12,026)       (89)
  Decrease in accrued interest payable                (46,235)        (559)    (9,122)
  Decrease in other liabilities                        (3,224)     (12,130)    (4,956)
                                                     ---------  -----------  ---------
Net cash provided by operating activities              191,506      583,061    505,730
                                                     ---------  -----------  ---------

Cash flows provided (used) by investing activities:
   Net proceeds from sale of real estate
    investment                                         886,190    2,234,293          -
   Additions to real estate investments                      -        (792)   (15,517)
   Increase in deferred leasing costs                 (80,252)     (70,517)   (36,058)
                                                     ---------  -----------  ---------
Net cash provided (used) by
     investing activities                              805,938    2,162,984   (51,575)
                                                     ---------  -----------  ---------

Cash flows used by financing activities:
    Distributions to limited partners                (760,907)  (2,700,681)  (509,058)
    Reduction in mortgage payable                     (84,354)     (70,554)   (65,092)
                                                     ---------  -----------  ---------
Net cash used by financing activities                (845,261)  (2,771,235)  (574,150)
                                                     ---------  -----------  ---------
Net increase (decrease) in cash and
    cash equivalents                                   152,183     (25,190)  (119,995)
Cash and cash equivalents
    at beginning of year                               515,751      540,941    660,936
                                                     ---------  -----------  ---------
Cash and cash equivalents at end of year              $667,934     $515,751   $540,941
                                                     =========  ===========  =========
Supplemental schedule of cash flow information:
 Interest paid in cash during the year                $597,126     $558,507   $563,159
                                                     =========  ===========  =========

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                        October 31, 1996, 1995, and 1994

--------------------------------------------------------------------------------


(1)  Significant Accounting Principles

      Organization and Allocation of Income and Losses
      Boettcher Pension Investors Ltd. (the "Partnership") is a limited partnership formed on May 8, 1984 for the purpose of investing in improved and unimproved real property on an unleveraged basis and to purchase or originate participating mortgage loans and land lease investments. Limited partnership interests ("Units") were sold through a public offering and as of October 31, 1996, 1995 and 1994, 10,717 Units at $1,000 per Unit were outstanding.

      The Managing General Partner of the Partnership is Boettcher Affiliated Investors, L.P. ("BAILP"), and the associate general partner is Boettcher 1984 Associates, Ltd.

      The Partnership Agreement provides for the net operating income, as defined, of the Partnership to be allocated to the partners in accordance with their relative participation in distribution of operating cash flow. Operating cash flow is allocated as follows: (i) to the limited partners to the extent necessary to equal 9% simple interest on the adjusted capital contributions of the limited partners; (ii) to the General Partners until they have received an amount equal to 10% of the aggregate amount to be distributed for the period under (i) and (ii); and
      (iii) any remaining balance, 10% to the General Partners and 90% to the limited partners. Net operating cash flow for the years ended October 31, 1996, 1995 and 1994 is less than the 9% preferred return and, accordingly, net earnings from operations for fiscal 1996, 1995 and 1994 has been allocated solely to the limited partners.

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

      Environmental Remediation Liabilities
      Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs of site clean-up are recorded in the amount of the cash payments made or for future estimated costs for that site when fixed or reliably determinable based upon information derived from the remediation plan for that site. Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related environmental liability.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                        October 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------



      In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 will be adopted by the Partnership during fiscal 1997 and will require, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, Accounting for Contingencies, have been met. The SOP also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the Partnership's current method of accounting for environmental remediation costs and therefore, adoption of this new Statement will not have a material impact on the Partnership's financial position, results of operations, or liquidity.

      Deferred Leasing Costs
      Costs associated with the leasing of the Partnership's retail shopping center are deferred and amortized over the life of the related leases. These costs are comprised of lease commissions and construction costs related to the buildout of tenant space.

      Financial Instruments
      The fair value of the Partnership's financial instruments approximate their carrying values due to the short maturities of those instruments or due to the interest rates of those instruments approximating interest rates for similar issues.

      Use of Estimates
      Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Business and Credit Concentrations
      The Partnership's remaining real estate investment, Parkway Village Shopping Center, is located in Provo, Utah. Three national tenants account for fifty percent of the rental income.

      The Partnership estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Partnership's estimate of its bad debts. At October 31, 1996, the Partnership had $77,727 of tenant receivables from current and former tenants of the Parkway Village Shopping Center for which an allowance for doubtful accounts have been established.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                        October 31, 1996, 1995, and 1994

--------------------------------------------------------------------------------

      Income Taxes
      No provisions has been made for Federal income taxes, as the taxable income (loss) is reported by the partners rather than the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes, primarily depreciation.

      A reconciliation of net earnings as shown in the accompanying financial statements and the Partnership's income (loss) for tax purposes is shown in the table below. The October 31, 1996 net earnings as shown in the financial statements is actual. However, the Partnership's tax return for the year ended December 31, 1996 has not yet been prepared; therefore, the reconciling items for 1996 are estimates by management.

                                                  1996        1995       1994
                                                          (unaudited)
Net earnings (loss) per
financial statements                            $(5,538)     $954,143  $307,261
Fiscal to calendar year
 net difference                                   66,076     (38,348)    10,012
Tax depreciation and amortization
 in excess of depreciation and
 amortization per financial statements           (6,500)     (26,861)  (31,655)
Tax gain (loss) on sale of real estate
 greater than (less than) financial
 statement gain (loss)                         (935,000)      179,878         -
Items recorded in different
 year for financial statement
 and tax purposes -
   Allowance for doubtful accounts                77,727            -         -
   Rental income                                   3,000      (8,442)    11,070
                                              ----------  -----------  --------
Income for tax purposes                       $(800,235)   $1,060,370  $296,688
                                              ==========  ===========  ========

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                        October 31, 1996, 1995, and 1994


--------------------------------------------------------------------------------

      Real Estate Investments
      Properties held for sale are recorded at the lower of cost or fair value based on independent appraised values less estimated selling costs.

      Buildings and improvements are depreciated using the straight-line method over an estimated useful life of 30 years. Equipment and furnishings are depreciated using the straight-line method over an estimated useful life of 10 years. Renewals and betterments are capitalized and repairs and maintenance are charged to operations as incurred.

      Cash and Cash Equivalents
      For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents as of October 31 are comprised of the following:



                                                   1996      1995
                                               --------  --------
                    Money market fund          $660,864  $461,347
                    Operating cash                7,070    54,404
                                               --------  --------
                    Cash and cash equivalents  $667,934  $515,751
                                               ========  ========


      Reclassifications
      ------------------------------

      Certain prior year amounts have been reclassified to conform with fiscal 1996 financial statement presentation.

(2)   Real Estate Investments
      ------------------------------
      As of October 31, 1996 and 1995, the fair value of the Properties held for sale exceeds cost based upon independent appraised values less estimated selling costs. The cost of the Partnership's real estate investments and related accumulated depreciation are as follows:

                                October 31, 1996

                                                Buildings
                                                   and

        Shopping Center            Land        Improvements  Total
        -------------------------  ----------  ------------  ----------
        Parkway Village            $1,750,000    $4,785,765  $6,535,765
        Less:
         accumulated depreciation           -     (557,822)   (557,822)
                                   ----------  ------------  ----------
                                   $1,750,000    $4,227,943  $5,977,943
                                   ==========  ============  ==========

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                        October 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------



                                October 31, 1995

                                               Buildings
                                                  and

        Shopping Center:          Land        Improvements  Total
        ------------------------  ----------  ------------  -----------
        Parkway Village           $1,750,000    $4,785,765   $6,535,765
                                  ----------  ------------  -----------

        Lindsay Main Plaza           949,000     1,097,242    2,046,242
         Less:  Writedown for
           impairment              (537,637)     (549,190)  (1,086,827)
                                  ----------  ------------  -----------
         Adjusted carrying value     411,363       548,052      959,415
                                  ----------  ------------  -----------
         Total cost, net           2,161,363     5,333,817    7,495,180
         Less accumulated
          depreciation                     -     (531,549)    (531,549)
                                  ----------  ------------  -----------

                                  $2,161,363    $4,802,268   $6,963,631
                                  ==========  ============  ===========


Sales of Real Estate Investments:

Lindsay-Main Plaza
------------------
On May 8, 1996, the Partnership sold the land, related improvements and personal property of the retail center known as Lindsay-Main Plaza ("Lindsay") located at 116 North Lindsay, in Mesa, Arizona. The purchaser, GOV, Inc., is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations. Lindsay consists of a 1-building shopping center containing approximately 37,000 square feet of net rentable area on approximately 4.213 acres of land and one vacant undeveloped parcel of land consisting of approximately .934 acres. At the time of sale, Lindsay was approximately 38% leased and occupied.

The net proceeds to the Partnership, before proration of operating income and expenses related to the property, were as follows:


   Sales price                                                    $1,000,000
   Less costs of sale -
         Sales commissions                                          (60,000)
         Estimated title, legal fees, and other                     (30,000)
   Security deposit liability                                        (9,905)
   Holdback for tenant improvements in progress                     (50,000)
                                                                  ----------
         Net proceeds from sale                                     $850,095
                                                                  ==========

   The net proceeds were utilized as follows:

   Partial repayment of amounts owed to Managing General Partner     $88,000
   Distribution to limited partners ($71/unit)                       760,907
   Addition to Partnership cash reserves                               1,188
                                                                  ----------
   Net proceeds from sale                                           $850,095
                                                                  ==========

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                        October 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------



      The Partnership recorded a net loss on sale of real estate investment of $20,402 related to this transaction, resulting from the excess of the Partnership's net carrying value of Lindsay over the net sales proceeds.

      Clackamas Corner
      ----------------
      On October 4, 1995, the Partnership sold the land, related improvements and personal property of the retail center known as Clackamas Corner located at the northeast corner of the Clackamas Town Center in unincorporated Clackamas County, Oregon. The purchaser, Stephen M. Berrey, is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations. Clackamas Corner consists of a one-building shopping center containing approximately 26,500 square feet of net rentable area on approximately 2.19 acres of land. At the time of sale, Clackamas Corner was approximately 100% leased and occupied.

      The net proceeds to the Partnership before proration of operating income and expenses related to the property were as follows:



Sales price                                   $2,450,000
       Less costs of sale-
              Sales commissions                  (98,000)
              Title, legal fees, and other      (111,508)
              Security deposit liability          (6,199)
                                              -----------

              Net proceeds from sale          $2,234,293
                                              ===========

The net proceeds were distributed to limited partners on October 26, 1995 as follows:

Net proceeds from sale                        $2,234,293
Utilization of Partnership cash reserves          37,708
                                              ----------
Distribution to limited partners ($212/unit)  $2,272,001
                                              ==========


      The Partnership recorded a net gain on sale of real estate investment of $684,856 related to this transaction, resulting from the excess of the net sales proceeds over the Partnership's net carrying value of Clackamas Corner.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                        October 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------




     (3) Mortgage Payable
      The mortgage payable is secured by a first deed of trust on Parkway Village and is nonrecourse to the Partnership. The carrying value of Parkway Village, the property collateralizing this debt of the Partnership was $5,977,943 at October 31, 1996. The payment terms of the mortgage note are as follows:


      Interest Rate:    9.5%
      Monthly Payment:  $52,422
      Due Date:         May 5, 2003


      Aggregate maturities of principal payments for the five fiscal years ending October 31, 2001 and thereafter related to the Parkway Village mortgage are as follows:


      1997          $85,253
      1998           93,715
      1999          103,015
      2000          113,239
      2001          123,657
      Thereafter  5,237,027
                  ---------
                 $5,755,906
                 ==========

      The fair value of the mortgage attributable to the Partnership is estimated to be approximated by its carrying value.

(4)   Transactions with Related Parties
      BAILP is the Managing Agent of the Partnership and is paid property management, loan servicing, and acquisition fees for its services to the Partnership. The property management fee is equal to 5% of gross receipts from the Properties, less management fees paid to others. The property management fee earned by BAILP amounted to $8,889, $13,328 and $15,182 for the years ended October 31, 1996, 1995 and 1994, respectively.

      The Partnership also reimburses BAILP for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due to BAILP for such reimbursements amounted to $14,312, $16,512 and $16,542 for the years ended October 31, 1996, 1995, and 1994, respectively.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                        October 31, 1996, 1995, and 1994

--------------------------------------------------------------------------------



(5) Future Rental Income
    Aggregate base rental income relating to long-term noncancellable leases for the Partnership's properties for the five fiscal years ending October 31, 2001 and thereafter is as follows:


    1997         $  946,033
    1998            804,495
    1999            674,667
    2000            567,117
    2001            498,923
    Thereafter    2,465,196
                 ----------
                 $5,956,431
                 ==========


(6) Property Held for Sale

    The Partnership has recorded its remaining real estate investment as property held for sale. The Managing General Partner is attempting to sell the Remaining Property and liquidate the Partnership in 1997. However, there can be no assurances that the Partnership will sell the Remaining Property in 1997. The ability of the Partnership to sell Parkway Village may be adversely effected by the existence and remediation of the dry cleaning solution contamination at the property, more fully discussed in Note 7. The Partnership has entered into a separate listing agreement with an unrelated real estate firm to act as the exclusive selling agent for the sale of Parkway Village. The Managing General Partner believes that the sale, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway Village; however, the sale transaction may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner, pay amounts payable to the Managing General Partner, and, thereafter, to make distributions to limited partners.

(7) Environmental Remediation Costs

    In fiscal 1995, a non sudden release of a dry cleaning solution, tetrachloroethylene (PERC), was reported by the dry cleaning tenant (the Tenant) at Parkway Village to the State of Utah Department of Environmental Quality (DEQ). The Tenant, utilizing the services of an environmental consulting firm, investigated the extent of the PERC release and its effect on soil and groundwater in the vicinity. The DEQ is monitoring the Tenant's progress. Although the Tenant is responsible for the costs of any required remediation, should the Tenant be unable to complete the required work due to limitations of its financial resources, it is likely that the Partnership, as owner of Parkway Village, would be

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                        October 31, 1996, 1995, and 1994

--------------------------------------------------------------------------------


     required to complete the needed remediation. The Partnership has been advised that groundwater contamination has occurred and the Partnership on behalf of and in cooperation with the tenant, is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $46,000 to date on the above mentioned testing as well as legal representation in connection with the PERC release. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. The estimate of costs and their timing of payment could change as a result of (1) changes to a remediation plan required by the State Environmental Agency, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation rates and rates assumed in preparing the estimate. The ultimate resolution of this matter and its impact on the Partnership's financial statements is uncertain.

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

                                    PART III

Item 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have directors or executive officers. The general partner of the Partnership's Managing General Partner and Associate General Partner is Boettcher Properties Ltd. (BPL). BPL Holdings, Inc. (BPL Holdings), a Delaware corporation is the general partner of BPL. During fiscal 1995, the ultimate parent company of BPL Holdings (Kemper Securities Holdings, Inc.) experienced a change in ownership, whereby it became a wholly-owned subsidiary of EVEREN Capital Corporation and changed its name to EVEREN Securities Holdings, Inc. (ESHI). EVEREN Securities, Inc. is a wholly-owned subsidiary of ESHI. These changes have had no impact on the day-to-day operations of BPL Holdings. The following is a list of the directors and officers of BPL Holdings.


                   Present Position and Principal Occupation and Affiliation
                   ---------------------------------------------------------
Name and Age       During the Last Five Years or More:
-----------------  -----------------------------------

Janet L. Reali     Director and President (Principal Executive Officer of the
                   ---------------------------------------------------------
Age:  45           Partnership)
                   ------------
                   Ms. Reali was elected Executive Vice President and Secretary of EVEREN Capital Corporation in May 1995. Since December
                   1993 she has been Executive Vice President, Corporate
                   Counsel and Corporate Secretary of EVERE Securities, Inc.
                   She became a Director and the President of BPL Holdings, Inc. in May 1995. She was Senior Vice President and
                   Associate General Counsel of EVEREN Securities, Inc. from
                   July 1991 to December 1993.  Before joining EVEREN
                   Securities, Inc. she was a partner in the Chicago law firm of Keck, Mahin & Cate.

Stanley R. Fallis  Director of BPL Holdings, Inc.
                   -------------------------------------------------------------
Age:  55           Mr. Fallis graduated from the University of Idaho with a BS degree in accounting. Mr. Fallis also obtained an MBA degree from the University of Utah. Mr. Fallis is a Certified Public Accountant and practiced public accounting for six years. Mr. Fallis was associated with Boettcher and Company and its successor, EVEREN Securities, Inc. for 18 years. He served as Chief Financial Officer of EVEREN
                   Securities Inc. From August 1990 to January 1994. He then served as Senior Vice President of Kemper Corporation from
                   March 1994 to March 1995. He is currently Senior Executive
                   Vice President and Director of Administration of EVEREN
                   Securities, Inc.

Daniel D. Williams       Director and Vice President of BPL Holdings, Inc.
                         --------------------------------------------------
Age:  45                 Mr. Williams became a Director and Vice President of
                         BPL Holdings, Inc. May 1995. Mr. Williams was elected
                         Senior Executive Vice President, Treasurer and Chief
                         Financial Officer of EVEREN Capital Corporation in
                         May 1995.  Since April 1995 he has been Senior
                         Executive Vice President and Chief Financial Officer of EVEREN Securities, Inc. From January 1994 to April
                         1995, Mr. Williams was Executive Vice President and
                         Director of Finance and Administration, and from January 1991 to January 1994 he was Senior Vice
                         President and Director of Accounting of, EVEREN
                         Securities, Inc.  Prior thereto, he was Executive
                         Vice President, Treasurer and Chief Financial Officer of Boettcher and Company.

Kelly J. Stradinger      Vice President and Secretary of BPL Holdings, Inc.
                         ----------------------------------------------------
Age:  37                 Mr. Stradinger joined BPL in 1983 as Assistant
                         Controller for the syndicated public real estate partnerships. Mr. Stradinger is currently in charge of asset management for all syndicated partnerships where BPL or an affiliate is the general partner. He is also a Vice President of EVEREN Securities, Inc.
                         and Director of Leasing for the facilities management department. Mr. Stradinger graduated from Western
                         Michigan University with a Bachelor of Business
                         Administration in Accounting and successfully completed the Certified Public Accountant exam.

Thomas M. Mansheim       Director and Treasurer of BPL Holdings, Inc. (Principal
                         -------------------------------------------------------
Age:  39                 Financial and Accounting Officer of the Partnership)
                         -------------------------------------------------------
                         Mr. Mansheim joined BPL in 1984 and is currently a Senior Vice President with EVEREN Securities, Inc.
                         He became a Director of BPL Holdings in July 1995 and has been the Treasurer of BPL Holdings, Inc. since
                         December 1987.  Mr. Mansheim is a Certified Public
                         Accountant and from 1980 to 1984 was employed with KPMG Peat Marwick. Mr. Mansheim graduated from the
                         University of Colorado with a Bachelor of Science degree in business administration.


There is no family relationship among the officers or directors of BPL Holdings or any of its affiliates.

Item 11. EXECUTIVE COMPENSATION

The Partnership, as an entity, does not have any directors or executive officers. The information required by Item 402 of Regulation SK relating to amounts owed by the Partnership to the Managing General Partner and its affiliates for services rendered during the fiscal year ended October 31, 1996 is presented below. Reference is also made to Note 4 to Financial Statements as contained in Item 8 of this report for a description of related parties.

                                                             Total
                  Capacities In Which        Cash  Deferral  Fees
Name of Entity   Compensation Was Earned     Paid  of Fees   Earned
---------------  --------------------------  ----  --------  -------
Boettcher        Reimbursement of direct        -   $14,312  $14,312
 Affiliated      general and administrative
 Investors L.P.  expenses

Boettcher        Property Management Fee        -    $8,889   $8,889
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

The Partnership has a Management Agreement with the Managing General Partner pursuant to which the Managing General Partner is responsible for finding and negotiating the acquisition of suitable investments for the Partnership, originating or purchasing mortgage loans and negotiating lease terms for land lease transactions. The Managing General Partner is also responsible for performing the day-to-day investment and administrative operations of the Partnership and supervising the management and operation of the Partnership's Properties. For such services, the Managing General Partner is entitled to receive annual fees comprised of a Property Management Fee and a Loan Servicing Fee as more fully discussed in Note 4 to the Financial Statements as contained in Item 8 of this report. The Managing General Partner earns such fees for services provided to the Partnership pursuant to the Management Agreement and not by reason of its Partnership interest. The Managing General Partner earned a Property Management Fee of $8,889 for the fiscal year ended October 31, 1996.

Pursuant to the Partnership Agreement, the Managing General Partner may be reimbursed by the Partnership for certain of its costs including reimbursements for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications and legal services to the Partnership, and the maintenance and repair of data processing equipment used for or by the Partnership. Pursuant to such provisions for services provided during the fiscal year ended October 31, 1996, the Managing General Partner is entitled to receive reimbursements aggregating $14,312.

The Partnership Agreement provides for the net operating income of the Partnership to be allocated to the partners in accordance with their relative participation in distribution of operating cash flow. Operating cash flow is allocated as follows: (i) to the limited partners to the extent necessary to equal 9% simple interest on the adjusted capital contributions of the limited partners; (ii) to the General Partners until they have received an amount equal to 10% of the aggregate amount to be distributed for the period under (i) and
(ii); and (iii) any remaining balance, 10% to the General Partners and 90% to the limited partners. Net operating cash flow for the years ended October 31, 1996, 1995 and 1994 is less than the 9% preferred return and, accordingly, net operating income for fiscal 1996, 1995 and 1994 has been allocated solely to the limited partners.

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

                              Independent Auditors' Report

                              Balance Sheets - October 31, 1996 and 1995

                              Statements of Operations -
                               Years ended October 31, 1996, 1995, and 1994

                              Statements of Partners' Capital -
                               Years ended October 31, 1996, 1995, and 1994

                              Statements of Cash Flows -
                               Years ended October 31, 1996, 1995 and 1994

                              Notes to Financial Statements




                       (2)    Financial Statement Schedule

                              Independent Auditors' Report

                              Schedule III - Real Estate and Accumulated
                              Depreciation - October 31, 1996

                              Schedules, other than the one listed, are
                       omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.


            (b)        Reports on Form 8-K

                       No reports on Form 8-K were filed during the period.

     (c) Exhibits


     NUMBER     EXHIBIT

      3         Limited Partnership Agreement of Registrant (1)

      10.1      Inverness Income Joint Venture Agreement dated July 24, 1984 (2)

      10.2 Purchase and Sale Agreement with Exhibits thereto between The Cumberland Companies, Inc., as Seller, and Inverness Income Joint Venture as Purchaser, dated as of July 24, 1984(2)

      10.3 Land Lease Agreement with exhibits thereto, between The Cumberland Companies Inc., Lessor, and Cumberland Office Plaza Joint Venture, Lessee, dated July 31, 1984 (2)

      10.4 Assignment and Assumption Agreement between Boettcher Affiliated Investors L.P., Assignor, and Boettcher Pension Investors Ltd., Assignee, dated October 5, 1984 (2)

      10.5      Advisor's Consulting Agreement dated September 19, 1984 (2)

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

      (9) Incorporated by reference to Registrant's Report on Form 10-Q dated July 31, 1993.

      (10) Incorporated by reference to Registrant's Report on Form 10-K dated October 31, 1994.

     (11) Incorporated by reference to Registrant's Report on Form 8-K dated October 4, 1995.

     (12) Incorporated by reference to Registrant's Report on Form 10-Q dated September 13, 1994.

                          INDEPENDENT AUDITORS' REPORT


THE PARTNERS
BOETTCHER PENSION INVESTORS, LTD:

Under the date of January 10, 1997, we reported on the balance sheets of Boettcher Pension Investors, Ltd. (a limited partnership) as of October 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended October 31, 1996, as contained in the Partnership's annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule III - Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        KPMG PEAT MARWICK LLP




Denver, Colorado
January 10, 1997

                      BOETTCHER PENSION INVESTORS, LTD.
                           (A LIMITED PARTNERSHIP)
           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              OCTOBER 31, 1996


               -------------------------------------------------------------------------------------------------------------------
                                                                     COSTS CAPITALIZED
   PROPERTIES                      INITIAL COST (a)             SUBSEQUENT TO ACQUISITION                   OTHER (c)
               -------------------------------------------------------------------------------------------------------------------
                         LAND AND   BUILDINGS   EQUIPMENT   LAND AND    BUILDINGS   EQUIPMENT   LAND AND   BUILDINGS     EQUIPMENT
               MORTGAGE  IMPROVE-  AND IMPROVE-    AND      IMPROVE-   AND IMPROVE-    AND      IMPROVE-  AND IMPROVE-      AND
                PAYABLE   MENTS       MENTS     FURNISHINGS   MENTS       MENTS    FURNISHINGS   MENTS       MENTS      FURNISHINGS
               --------------------------------------------------------------------------------------------------------------------

 SHOPPING
  CENTERS:
PARKWAY
  VILLAGE
  PROVO, UTAH $5,755,906 1,750,000   4,785,765      --        --            --          --          --         --            --

LINDSAY MAIN
  PLAZA
  MESA, ARIZONA   --       949,000   1,097,242      --        --            --          --      (537,637)   (549,190)        --
              ---------  ---------   ---------     ----      ----          ----        ----     ---------   ---------       ----
               5,755,906 2,699,000   5,883,007      --        --            --          --      (537,637)   (549,190)        --

LESS: SALE OF
LINDSAY MAIN      --      (949,000) (1,097,242)     --        --            --          --       537,637     549,190         --
              ---------  ---------   ---------     ----      ----          ----        ----     ----------  ---------       ----
BALANCES AT
 OCTOBER 31,
  1996        $5,755,906 1,750,000   4,785,765       0         0             0           0           0           0            0
===================================================================================================================================






                      BOETTCHER PENSION INVESTORS, LTD.
                           (A LIMITED PARTNERSHIP)
           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              OCTOBER 31, 1996


               -------------------------------------------------------------------------------------------------------------------
                                GROSS AMOUNT AT CLOSE                                                       LIFE ON WHICH
   PROPERTIES                   OF PERIOD (a) AND (b)                                                     DEPR. IS COMPUTED
               -------------------------------------------------------------------------------------------------------------------
                        LAND AND   BUILDINGS      EQUIPMENT                            DATE OF     DATE OF   BUILDINGS   EQUIPMENT
                        IMPROVE-     AND             AND                ACCUMULATED    CONSTRUC-   ACQUISI-     AND         AND
                         MENTS    IMPROVEMENTS   FURNISHINGS    TOTAL   DEPRECIATION    TION        TION   IMPROVEMENTS FURNISHINGS
               --------------------------------------------------------------------------------------------------------------------
 SHOPPING CENTERS:
PARKWAY VILLAGE
 PROVO, UTAH           1,750,000     4,785,765      --        6,535,765   (557,822)     1985   05-MAY-93    30 YEARS     10 YEARS

LINDSAY MAIN PLAZA
  MESA, ARIZONIA         411,363       548,052      --          959,415   (136,480)     1986   17-NOV-88    30 YEARS     10 YEARS
                       ---------      ---------    ---------   ---------   ---------
                       2,161,363     5,333,817      --        7,495,180   (694,302)

LESS: SALE OF LINDSAY
MAIN                    (411,363)     (548,052)     --         (959,415)   136,480
                        ---------      ---------    ---------   ---------  ---------
BALANCES AT
October 31, 1996       1,750,000     4,785,765       0        6,535,765   (557,822)
====================================================================================================================================


NOTES:
  (a) PROPERTIES WERE PURCHASED OR ACQUIRED THROUGH FORECLOSURE DURING THE PERIODS INDICATED ABOVE FOR CASH AND/OR MORTGAGE NOTE PAYABLE.

  (b)  LINDSAY MAIN PLAZA WAS SOLD ON MAY 8, 1996:

  (c)  RECONCILIATION OF THE TOTAL AMOUNT AT WHICH REAL ESTATE WAS CARRIED




                                                                         BALANCE AT OCTOBER 31,
                                                                         ----------------------

                                                                       1996                                       1995
                                                                       -----                                       -----
     BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . .        $7,495,180                                 $9,721,336
       ADDITIONS DURING PERIOD: DEDUCTIONS DURING PERIOD:
       ACQUISTIONS THROUGH FORECLOSURE . . . . .. . .    0                                           0
       OTHER ACQUISITIONS. . . . . . . . . . . . . . .   0                                           0
       IMPROVEMENTS, ETC.. . . . . . . . . . . . . . .  $0                                        $792
       OTHER (DESCRIBE). . . . . . . . . . . . . . . .   0                                           0
                                                   ------------                                -----------
                                                                          0                                         792
                                                                     ------------                                -----------
                                                                      7,495,180                                  9,722,128

     DEDUCTIONS DURING PERIOD: (D) REPRESENTS ADJUSTMENT TO THE ORIGINAL
     COST OF REAL ESTATE SOLD. . . . . . . . . .   959,415                                   2,226,948
     OTHER (DESCRIBE). . . . . . . . . . . . . .         0                                           0
                                                   ------------                                -----------
                                                                        959,415                                  2,226,948
                                                                     ------------                                ----------
     BALANCE AT CLOSE OF PERIOD. . . . . . . . . . . . . . . . . .   $6,535,765                                 $7,495,180
                                                                    ============                                ===========








(C)    RECONCILLIATION (CONTINUED)
     RECONCILIATION OF THE TOTAL AMOUNT OF ACCUMULATED DEPRECIATION:

                                                                                BALANCE AT OCTOBER 31,
                                                                                ----------------------

                                                                     1996                                        1995
                                                                     ----                                        ----
       BALANCE AT BEGINNING OF PERIOD . . . . . . . . .           ($531,549)                                 ($1,002,590)
       ADDITIONS DURING PERIOD: DEDUCTIONS DURING PERIOD:
       ADDITIONS DURING PERIOD:
       DEPRECIATION EXPENSE. . . . . . . . . . .  . . . ($162,753)                                ($237,919)
       OTHER (DESCRIBE). . . . . . . . . . . . . . . .          0                                         0
                                                        ----------                                ----------
                                                                   (162,753)                                    (237,919)
                                                                 -----------                                  -----------
                                                                   (694,302)                                  (1,240,509)


     DEDUCTIONS DURING PERIOD:
     COST OF REAL ESTATE SOLD. . . . . . . . . . . . .  (136,480)                                  (708,960)
     OTHER (DESCRIBE). . . . . . . . . . . . . . . . .         0                                          0
                                                       ----------                               ------------
                                                                  (136,480)                                     (708,960)
                                                                 ---------                                    -----------
     BALANCE AT CLOSE OF PERIOD. . . . . . . . . . . . . . . . . ($557,822)                                    ($531,549)
                                                                 ==========                                   ===========





(d) REPRESENTS ADJUSTMENT TO THE ORIGINAL PURCHASE PRICE BY THE SELLER OF CLACKAMAS CORNER.
    REPRESENTS IMPAIRMENT OF VALUE RELATED TO LINDSAY-MAIN PLAZA AND ADJACENT LAND IN MESA, ARIZONA.

(e) THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES AT OCTOBER 31, 1996 FOR PARKWAY IS: $6,558,179.

(f) FOR FEDERAL INCOME TAX PURPOSES, BUILDINGS ARE DEPRECIATED USING THE MODIFIED ACRS METHOD OVER AN ESTIMATED USEFUL LIFE OF 31.5 YEARS AT A RATE OF 3.175% OR THE STRAIGHT-LINE METHOD OVER AN ESTIMATED USEFUL LIFE OF 39 YEARS AT A RATE OF 1/39.

(g) NO INTERCOMPANY PROFITS ARE INCLUDED IN THE TOTAL OF COLUMN E.

(h) REAL ESTATE TAXES FOR FISCAL 1996 FOR PARKWAY VILLAGE WERE $71,360.

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


                        By:  Boettcher Affiliated Investors L.P.
                             Managing General Partner

                             By:   Boettcher Properties, Ltd.
                                   Managing General Partner

                                   By:  BPL Holdings, Inc.
                                        Managing General Partner

                                   By:  /s/Thomas M. Mansheim
                                        -----------------------------
                                        Thomas M. Mansheim, Treasurer

                                        Dated:  January 27, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Directors of the corporate General Partner of the Registrant's Managing General Partner) on the 27th day of January, 1997 in the capacities indicated below.


               Name                              Capacities
               ----                              ----------

JANET L. REALI                   Director and President of BPL Holdings, Inc.;
                                 Principal Executive Officer

By:      /s/Janet L. Reali       Dated:  January 27, 1997
         -----------------
         Janet L. Reali


DANIEL D. WILLIAMS               Director and Vice President of BPL Holdings,
                                 Inc.

By:      /s/Daniel D. Williams   Dated:  January 27, 1997
         ---------------------
         Daniel D. Williams


THOMAS M. MANSHEIM               Director and Treasurer of BPL Holdings, Inc.;
                                 Principal Financial and Accounting Officer of the Partnership

By:  /s/Thomas M. Mansheim       Dated:  January 27, 1997
     ---------------------
     Thomas M. Mansheim

No annual report or proxy materials have been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing, and the Partnership will furnish copies of such to the Commission when it is sent to the limited partners.