Form 10-Q
period 1997-01-31
BOETTCHER PENSION INVESTORS LTD
filed 1997-03-17
CIK 745895

                                                            Total # of Pages: 15






                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  January 31, 1997 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                 TO
       ---------    ----------

Commission File Number              0-13219
                      ------------------------------------------------
                        BOETTCHER PENSION INVESTORS LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          COLORADO                                     84-0948497
---------------------------------                  -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)


    77 West Wacker Drive
      Chicago, Illinois                                    60601
-----------------------------------------          -------------------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        (312) 574-6000
                                                   --------------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
   -----      -----

                                     INDEX



                                                                Page
                                                                ----

PART I.    Financial Information

           Item 1.    Financial Statements (unaudited)

           Balance Sheets -
             January 31, 1997 and October 31, 1996                 3

           Statements of Operations -
             Three months ended January 31, 1997 and 1996          4

           Statement of Partners' Capital -
             Three months ended January 31, 1997                   5

           Statements of Cash Flows -
             Three months ended January 31, 1997 and 1996          6

           Notes to Financial Statements                           7


           Item 2.Management's Discussion and Analysis of
             Financial Condition and Results of Operations        10

PART II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K              14

SIGNATURE                                                         15

PART I.      Financial Information

Item 1.  Financial Statements



                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (unaudited)



                                                 January 31,  October 31,
       Assets                                       1997         1996
                                                 ----------   -----------
Real estate investments:
  Property held for sale at cost, net            $6,535,765   $6,535,765
    Less:  accumulated depreciation                (597,703)    (557,822)
                                                 ----------   ----------
                                                  5,938,062    5,977,943

Cash and cash equivalents at cost,
  which approximates market value                   747,197      667,934
Deferred leasing costs, net of
  accumulated amortization of
  $37,390 and $34,414, respectively                  48,395       60,756
Accounts receivable and other assets, net
  of allowances of $79,592 and $77,727,
  respectively                                       46,121       42,918
                                                 ----------   ----------
                                                 $6,779,775   $6,749,551
                                                 ==========   ==========

        Liabilities and Partners' Capital


Mortgage payable                                 $5,742,144   $5,755,906
Accounts payable and accrued liabilities             37,455       23,191
Payable to managing general partner                  53,761       28,218
Property taxes payable                                5,497       59,232
Accrued interest payable                             45,459            -
Other liabilities                                    31,732       23,912
                                                 ----------   ----------
      Total liabilities                           5,916,048    5,890,459

Partners' capital:                                  (35,857)     (35,857)
  General partners                                  899,584      894,949
                                                 ----------   ----------
  Limited partners                                  863,727      859,092
                                                 ----------   ----------
     Total partners' capital                     $6,779,775   $6,749,551
                                                 ==========   ==========



See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)
                           Statements of Operations
                  Three months ended January 31, 1997 and 1996
                                  (unaudited)



                                                    Three months ended
                                                       January 31,
                                                   --------------------
                                                     1997       1996
                                                   ---------  ---------
Revenue:
  Rental income                                    $ 237,150  $ 251,874
  Tenant reimbursements and other income              44,008     49,719
  Interest income                                      7,734      7,279
                                                   ---------  ---------
                                                     288,892    308,872
                                                   ---------  ---------

Expenses:
  Interest                                           136,540    138,410
  Depreciation and amortization                       49,510     49,364
  Property taxes                                      12,234     23,589
  Fees and reimbursements to managing
     general partner                                   5,874      5,724
  Other management fees                               11,543     13,549
  Repairs and maintenance                             17,148     15,208
  Utilities                                            4,192      9,683
  General and administrative                          27,669     49,872
  Environmental                                       19,547          -
                                                   ---------  ---------
                                                     284,257    305,399
                                                   ---------  ---------

     Net earnings                                  $   4,635  $   3,473
                                                   =========  =========

Net earnings per limited
 partnership unit using the weighted
 average number of limited partnership
 units outstanding of 10,717                       $     .43  $     .32
                                                   =========  =========



See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Statement of Partners' Capital
                      Three months ended January 31, 1997
                                  (unaudited)





                                                                  Total
                                           General    Limited   partners'
                                           partners   partners   capital
                                          ---------   --------  --------
Capital (deficit) at
  November 1, 1996                        $ (35,857) $894,949  $859,092

Net earnings for the three months
  ended January 31, 1997                          -     4,635     4,635
                                          ---------  --------  --------
Capital (deficit) at
  January 31, 1997                        $ (35,857) $899,584  $863,727
                                          =========  ========  ========





   See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                  Three months ended January 31, 1997 and 1996
                                  (unaudited)



                                                          Three months ended
                                                             January 31,
                                                         --------------------
                                                           1997       1996
                                                         --------   --------
 Cash flows from operating activities:
 Net earnings                                            $  4,635   $  3,473
 Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
      Depreciation and amortization                        49,510     49,364
      Bad debt expense                                      7,443          -
 Change in operating assets and liabilities:
     Increase in accounts receivable
        and other assets                                   (5,182)   (13,496)
     Increase (decrease) in accounts payable
        and accrued liabilities                            14,264    (30,713)
     Increase in payable to managing
        general partner                                    25,543     47,557
     Decrease in property taxes payable                   (53,735)   (47,490)
     Increase (decrease) in accrued
        interest payable                                   45,459       (148)
     Increase in other liabilities                          7,820     12,179
                                                         --------   --------
 Net cash provided by operating activities                 95,757     20,726
                                                         --------   --------

Cash flows used in investing activities -
  Increase in deferred leasing costs                       (2,732)    (4,221)
                                                         --------   --------

Cash flows used by financing activities:
  Reduction in mortgage payable                           (13,762)   (18,706)
                                                         --------   --------

Net increase (decrease) in cash and cash equivalents       79,263     (2,201)

Cash and cash equivalents at October 31                   667,934    515,751
                                                         --------   --------

Cash and cash equivalents at January 31                  $747,197   $513,550
                                                         ========   ========

Supplemental schedule of cash flow information:

  Interest paid in cash during the period                $ 91,081   $138,558
                                                         ========   ========


See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                January 31, 1997
                                  (unaudited)




(1)   Financial Statement Adjustments and Footnote Disclosure

      The accompanying financial statements are unaudited. However, Boettcher Affiliated Investors L.P., ("BAILP"), the Managing General Partner of Boettcher Pension Investors Ltd. (the "Partnership"), believes all material adjustments necessary for a fair presentation of the interim financial statements have been made and that such adjustments are of a normal and recurring nature. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. BAILP believes the disclosures made are adequate to make the information not misleading and suggests that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Pension Investors Ltd. October 31, 1996 Annual Report.

(2)   Significant Accounting Principles

      Environmental Remediation Liabilities
      Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs of site clean-up are recorded in the amount of the cash payments made or for future estimated costs for that site when fixed or reliably determinable based upon information derived from the remediation plan for that site. Recoveries from third parties which are probable of realization are separately recorded and are not offset against the related environmental liability.

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

      The Partnership estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Partnership's estimate of its bad debts. At January 31, 1997, the Partnership had $79,592 of tenant receivables from current and former tenants of the Parkway Village Shopping Center for which an allowance for doubtful accounts have been established.

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

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                January 31, 1997
                                  (unaudited)




      Statements of Cash Flows
      For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following:



                                        As of January 31,
                                         1997       1996
                                       ---------  ---------
      Money market fund                $708,414   $441,226
      Operating cash                     38,783     72,324
                                       --------   --------
       Cash and cash equivalents       $747,197   $513,550
                                       ========   ========

      Reclassifications
      Certain prior year amounts have been reclassified for comparability with fiscal 1997 financial statement presentation.

(3)   Real Estate Investment

      Parkway Village Shopping Center

      In fiscal 1995, a non sudden release of a dry cleaning solution, tetrachloroethylene (PERC), was reported by the dry cleaning tenant (the Tenant) at Parkway Village Shopping Center ("Parkway") to the State of Utah Department of Environmental Quality (DEQ). The Tenant, utilizing the services of an environmental consulting firm, investigated the extent of the PERC release and its effect on soil and groundwater in the vicinity. The DEQ is monitoring the Tenant's progress. Although the Tenant is responsible for the costs of any required remediation, should the Tenant be unable to complete the required work due to limitations of its financial resources, it is likely that the Partnership, as owner of Parkway, would be required to complete the needed remediation. The Partnership has been advised that groundwater contamination has occurred and the Partnership on behalf of and in cooperation with the tenant, is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $66,000 to date on the above mentioned testing as well as legal representation in connection with the PERC release. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. The estimate of costs and their timing of payment could change as a result of (1) changes to a remediation plan required by the DEQ, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                January 31, 1997
                                  (unaudited)


      rates and rates assumed in preparing the estimate. The ultimate resolution of this matter and its impact on the Partnership's financial statements is uncertain.

(4)   Transactions with Related Parties

      BAILP is the Managing Agent of the Partnership and is paid property management, loan servicing, and acquisition fees for its services to the Partnership. The property management fee is equal to 5% of gross receipts from the properties, less management fees paid to others. The property management fee earned by BAILP amounted to $2,571 for the three months ended January 31, 1997.

      The Partnership also reimburses BAILP for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due BAILP for such reimbursements amounted to $3,303 for the three months ended January 31, 1997.

(5)   Property Held for Sale

      As of January 31, 1997, the Partnership has recorded its remaining real estate investment as property held for sale. The Managing General
      Partner is attempting to sell the remaining property ("Parkway") and liquidate the Partnership in 1997. However, there can be no assurances that the Partnership will sell Parkway in 1997. The Partnership's ability to sell Parkway may be adversely affected by the existence and remediation of the dry cleaning solution contamination at the property, as more fully discussed in Note 3. The Partnership has entered into a listing agreement with an unrelated real estate firm to act as the exclusive selling agent for the sale of Parkway. The Managing General Partner believes that the sale of this property, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway; however, the sale transaction may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to first, pay its remaining liability to the Managing General Partner and the remaining costs of the liquidation of the Partnership and other liabilities as determined by the Managing General Partner, arising out of or in connection with the operations of the Partnership and/or the sale of Parkway; then to make a final distribution to limited partners.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended January 31, 1997, the Partnership generated total revenue of $288,892 and incurred total expenses in the amount of $284,257, resulting in net earnings of $4,635. The Partnership's net earnings increased $1,162 (25%) for the three months ended January 31, 1997 when compared with the corresponding period of fiscal 1996. The most significant factors affecting the Partnership's results of operations were decreased total revenue, specifically rental and other income, and decreased total expenses in most categories, as a result of the sale of Lindsay-Main Plaza ("Lindsay") in the third quarter of fiscal 1996. A summary of the Partnership's operations and period-to-period comparisons is presented below:


                                  Three months ended January 31
                                       (In thousands)
                                  -----------------------------
                                                Amount
                                                  of      %
                                   1997   1996  Change  Change
                                  -----  -----  ------  ------
Total revenue                     $ 289  $ 309     (20)    (6%)
Total expenses                      284    305     (21)    (7%)
                                  -----  -----   -----

Net earnings                      $   5  $   4       1     25%
                                  =====  =====   =====   =====

In making period-to-period comparisons, the exclusion of the operations of Lindsay from the results of the first quarter of fiscal 1996 allows for a more meaningful analysis of the operations of the Partnership's ongoing operations. For comparison purposes only, if the operations of Lindsay had been excluded from revenue and expenses in the first quarter of fiscal 1996, the Partnership's Statement of Operations for the quarter ended January 31, 1997 compared with the same period in fiscal 1996 would have been as follows:


                                    Three months ended January 31
                                          (In thousands)
                                    -----------------------------
                                            Pro   Amount
                                           Forma    of      %
                                     1997  1996   Change  Change
                                    -----  -----  ------  ------
Total revenue                       $ 289  $280        9      3%
Total expenses                        284   285        1     .3%
                                    -----  ----   ------

Net earnings (loss)                 $   5  $ (5)      10
                                    =====  ====   ======


In analyzing the pro forma amounts shown above, which exclude the results of Lindsay, total revenue generated by the Partnership for the three months ended January 31, 1997 was $288,892, representing an increase of $9,186 (3%) when compared with the corresponding period in fiscal

1996. The Partnership's remaining property, Parkway Village Shopping Center ("Parkway") generated rental income of $237,150 for the first quarter of fiscal 1997, representing an increase of $5,663 (2%) when compared to the first quarter of fiscal 1996. Parkway Village's average occupancy increased to 99% from 98% in the corresponding quarter of fiscal 1996 and the average effective rental rate increased $.04 to $9.36 for the first quarter of fiscal 1997, when compared with the first quarter of fiscal 1996.

Tenant reimbursements and other income increased $3,068 (7%) for the three months ended January 31, 1997 when compared to the first quarter of fiscal 1996, due to the increased occupancy at Parkway which resulted in more reimbursable expenses billed back to tenants.

A summary of average occupancy and average effective rental rates for the Partnership's properties is presented below:


                                                                         Three months ended
                                                                             January 31,
                                                                         ------------------
Shopping Center                                                             1997    1996
---------------                                                            ------  ------
Parkway Village (102,356 net rentable square feet)
Average Occupancy                                                             99%     98%
Average effective rental rate (a)                                         $  9.36   $9.32

Lindsay-Main Plaza (37,000 net rentable square feet)
Average Occupancy                                                         N/A (b)     48%
Average effective rental rate (a)                                         N/A (b)   $4.60




(a) Average effective rental rates are stated in terms of an average annual rate per square foot. Effective rates take into account the effect of leasing concessions and bad debts. These rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the property.

(b)  Lindsay-Main Plaza was sold on May 8, 1996.

Based on the pro forma amounts presented previously, total expenses incurred by the Partnership for the three months ended January 31, 1997 were $284,257, representing a small decrease of $250 when compared with the first quarter of fiscal 1996. Operating expenses related to the operations of the Partnership's remaining real estate investment remained relatively constant in the first quarter of fiscal 1997 when compared to fiscal 1996. A decrease in property tax expense of $5,817 (32%) to $12,234 in fiscal 1997 from $18,051 in the first quarter of fiscal 1996 is due to the reassessment of commercial property taxes throughout the state of Utah. This decrease is offset by an increase in repair and maintenance expense of $4,719 (38%) to $17,148 for the three months ended January 31, 1997 compared to $12,429 for the corresponding period in fiscal 1996. Heavier snowfall in the current year and roof repairs completed in the first quarter of fiscal 1997 are the primary reasons for the increase. Environmental expenses related to the remediation of dry cleaning solution contamination at Parkway, more fully discussed in Note 3 of the Financial Statements, amounted to $19,547 for the quarter ended January 31, 1997. There were no expenses of this nature in the comparable quarter of fiscal 1996. General and administrative expense decreased $27,583 (62%) to $17,011 for the three months ended January 31, 1997 from $44,594 for the comparable period in fiscal 1996. This is the result of decreased professional fees and the inclusion of certain expenses related to the sale of one of the Partnership's former real estate investments in the first quarter of fiscal 1996.


Liquidity and Capital Resources
Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $747,197 at January 31, 1997, representing an increase of $79,263 when compared with fiscal 1996 year-end balances. Net cash provided by operating activities for the three months ended January 31, 1997 amounted to $95,757. As a result of the payment of property tax liabilities in the first quarter of fiscal 1997, property taxes payable decreased $53,735. The payable to Managing General Partner increased $25,543, to $53,761 at January 31, 1997, when compared to the fiscal 1996 year-end balance, primarily due to the accrual of fees and reimbursable expenses related to operations in the first quarter of fiscal 1997. Accounts payable and accrued liabilities increased $14,264 at January 31, 1997 when compared to the fiscal 1996 year-end balance due primarily to the accrual of approximately $19,000 of environmental expenses related to remediation work done at Parkway in the recent period.

Net cash used in investing activities in the first quarter of fiscal 1997 amounted to $2,732 and is comprised solely of deferred leasing costs. The Partnership's deferred leasing costs in fiscal 1997 include costs related to lease commissions and tenant improvements associated with the leasing of vacant space to new tenants and the renewal of existing tenants at Parkway.


Net cash used by financing activities amounted to $13,762 in the first quarter of fiscal 1997, the result of reductions in mortgage principal related to the Parkway mortgage.

To the knowledge of the Managing General Partner, it's remaining property is generally in good physical condition. In fiscal 1997 other than tenant finish costs and lease commissions associated with the ongoing leasing efforts at Parkway, there are no other material capital improvements planned. It is currently anticipated that the funds required for such expenditures would be made available either from cash flow generated from property operations or from Partnership cash reserves.

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of January 31, 1997, the Partnership had $747,197 in cash reserves, while the minimum required amount was $214,340. The Partnership intends to apply net cash flow generated from Partnership operations in fiscal 1997 to maintain sufficient cash reserves as determined by the Managing General Partner including amounts required to fund liabilities arising from the environmental contamination at Parkway, more fully discussed in Note 3 of the Financial Statements.


As of January 31, 1997 the Partnership has recorded its remaining real estate investment as property held for sale. The Managing General Partner is attempting to sell its remaining property ("Parkway") and liquidate the Partnership in 1997. However, there can be no assurances that the Partnership will sell Parkway in 1997. The Partnership's ability to sell Parkway may be adversely affected by the existence and remediation of the dry cleaning solution contamination at the property, as more fully described in Note 3 to the Financial Statements contained in Item 1 of this report. The Partnership has entered into a listing agreement with an unrelated real estate firm to act as the exclusive selling agent for the sale of Parkway. The Managing General Partner believes that the sale of this property, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway; however, the sale transaction may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to first, pay its remaining liability to the Managing General Partner and the remaining costs of the liquidation of the Partnership and other liabilities as determined by the Managing General Partner arising out of or in connection with the operations of the Partnership and/or the sale of Parkway; then to make a final distribution to limited partners.

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


                              BOETTCHER PENSION INVESTORS LTD.
                              --------------------------------
                                       (Registrant)

                              By:  Boettcher Affiliated Investors L.P.
                                   Managing General Partner

                                   By:   Boettcher Properties, Ltd.
                                         Managing General Partner

                                   By:   BPL Holdings, Inc.
                                         Managing General Partner


Dated: March 17, 1997               By: /s/Thomas M. Mansheim
                                        ---------------------
                                        Thomas M. Mansheim
                                        Treasurer; Principal
                                        Financial and Accounting
                                        Officer of the Partnership