Form 10-K/A
period 1996-10-31
BOETTCHER PENSION INVESTORS LTD
filed 1997-06-11
CIK 745895

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                October 31, 1996
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       None           to       None
                                    --------------------    --------------------
     Commission file number                     0-13219
                            ----------------------------------------------------

                        BOETTCHER PENSION INVESTORS LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              COLORADO                                   84-0948497
-----------------------------------------   ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

 77 West Wacker Drive, Chicago, Illinois                    60601
-----------------------------------------   ------------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         (312) 574-6000
                                                     ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
        Title of each class                        which registered on
        -------------------                        -------------------

               None                                        None
------------------------------------      --------------------------------------

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

Item 1. BUSINESS
        --------

General
-------

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

Competition
-----------

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

Cash Reserves
-------------

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

Item 2. PROPERTIES
        ----------

At October 31, 1996, the Partnership owned and operated one shopping center, which is being held for sale, as more fully described below:

Name and Location                  General Character of Property
-----------------                  -----------------------------

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

Average occupancies and average effective rental rates generated by the Partnership's real estate investments in the last five fiscal years were as follows:

                            1st     2nd    3rd    4th
                            Qtr     Qtr    Qtr    Qtr    Fiscal      Fiscal      Fiscal   Fiscal   Fiscal
Shopping Centers            1996    1996   1996   1996    1996        1995        1994     1993     1992
-----------------------     -----   ----   ----   ----   ------      ------      ------   ------   ------
Parkway Village
Average occupancy/(b)/        98%    94%    96%    98%    97%          98%         100%      99%      N/A
Average effective
  rental rate /(a)/ /(b)/   $9.32   9.96   9.28   9.50   9.52         9.13         8.95     8.37      N/A

Lindsay-Main Plaza
Average occupancy             48%    40%    N/A    N/A    44%/(c)/     45%          38%      38%      32%
Average effective
  rental rate /(a)/         $4.60   5.24    N/A    N/A   4.92/(c)/    5.08         5.52     5.30     5.70

Clackamas Corner
Average occupancy             N/A    N/A    N/A    N/A    N/A          96%/(c)/    100%      84%      76%
Average effective
  rental rate /(a)/           N/A    N/A    N/A    N/A    N/A        10.54/(c)/   10.61    10.82    10.92

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

As of October 31, 1996:

Parkway Village Shopping Center
---------------------------------

                                                Lease Expiration Dates

                                     1997       1998       1999       2000       2001
                                   --------   --------   --------   --------   --------
 No. of tenants                           3          9          5          4          1
 Total square footage                 9,934     15,474      9,104      6,642      6,000
 Annual rent                       $111,900   $272,700   $290,900   $233,600    478,100
% of gross annual rent                 11.8%      33.9%      43.1%      41.2%      95.8%

                                     2002       2003       2004       2005       2006
                                   --------   --------   --------   --------   --------
 No. of tenants                           1          0          0          0          0
 Total square footage                 1,575          0          0          0          0
 Annual rent                       $ 99,800   $      0   $      0   $      0   $      0
% of gross annual rent                 24.3%       0.0%       0.0%       0.0%       0.0%

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

                            1996                1995               1994
                       ----------------  -------------------  ----------------
                                  Per                  Per               Per
  Distributions         Total     Unit     Total      Unit     Total     Unit
---------------------  --------  ------  ----------  -------  --------  ------
  From operations      $ 14,864  $ 1.39  $  269,287  $ 25.13  $307,261  $28.67
  Return of Capital     746,043   69.61   2,431,394   226.87   201,797   18.83
                       --------  ------  ----------  -------  --------  ------
  Total                $760,907  $71.00  $2,700,681  $252.00  $509,058  $47.50
                       ========  ======  ==========  =======  ========  ======

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

Item 6.     SELECTED FINANCIAL DATA
            -----------------------


                        BOETTCHER PENSION INVESTORS LTD.
                           Selected Financial Data(a)
                    As of or for the years ended October 31,
                    ----------------------------------------

                               1996         1995        1994        1993        1992
                            -----------  ----------  ----------  ----------  ----------
Total revenue               $1,192,846   $1,519,252  $1,581,014  $  954,808  $  490,389
                            ==========   ==========  ==========  ==========  ==========
Earnings from operations    $   14,864   $  269,287  $  307,261  $  145,249  $   77,477
Gain (loss) on sale of
  real estate investment       (20,402)     684,856           -           -           -
                            ----------   ----------  ----------  ----------  ----------
Net earnings(loss)          $   (5,538)  $  954,143  $  307,261  $  145,249  $   77,477
                            ==========   ==========  ==========  ==========  ==========
Per Unit(b)
   Net earnings(loss)       $     (.52)  $    89.03  $    28.67  $    13.55  $     7.23
   Cash distributions       $    71.00   $   252.00  $    47.50  $    10.00  $    10.00

Total assets                $6,749,551   $7,704,500  $9,475,573  $9,789,517  $3,605,895
Mortgage payable            $5,755,906   $5,840,260  $5,910,814  $5,975,906           -

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

                                          October 31
                                        (In Thousands)
                              -----------------------------------
                               Pro       Pro     Amount
                              Forma     Forma      of        %
                               1996     1995     Change    Change
                              ------    -----    ------    ------
Total revenue                 $1,126    1,083       43        4%
Total expenses                 1,123    1,004      119       12%
                              ------    -----      ---
Operating earnings (loss)     $    3       79      (76)     (96)%
                              ======    =====      ===      ===

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

A summary of the Partnership's results of operations and year-to-year comparisons before gain on sale of Clackamas is presented below:

                               Fiscal Year Ended October 31
                                      (In Thousands)
                           -----------------------------------
                                              Amount
                                                of        %
                            1995     1994     Change    Change
                           ------    -----    ------    ------
Total revenue              $1,519    1,581     (62)       (4)%
Total expenses              1,250    1,274     (24)       (2)%
                           ------    -----     ---
Net operating earnings     $  269      307     (38)      (12)%
                           ======    =====     ===       ===

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

Recent Accounting Pronouncements
--------------------------------

In March of 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement No. 121 effective January 1, 1996. The effect of such adoption is not expected to be significant.

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


                         Independent Auditors' Report
                         ----------------------------


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

Liabilities and Partners' Capital
---------------------------------
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

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                           Statements of Operations
                 Years ended October 31, 1996, 1995, and 1994

                                                      1996         1995          1994
                                                   ----------  ------------  ------------

Revenue:
       Rental income                               $ 981,777   $ 1,238,182   $ 1,269,888
       Interest income, net                           30,863        20,016        20,665
       Tenant reimbursements
         and other income                            180,206       261,054       290,461
                                                   ---------   -----------   -----------
                                                   1,192,846     1,519,252     1,581,014
                                                   ---------   -----------   -----------

Expenses:
       Interest                                      550,891       557,948       564,370
       Depreciation and amortization                 195,840       277,677       275,127
       Property taxes                                 82,585       123,361       129,229
       Fees and reimbursements to
        managing general partner                      23,201        29,840        31,724
       Other management fees                          49,184        61,756        63,005
       Repairs and maintenance                        72,370        90,898        92,584
       Utilities                                      34,267        44,514        40,289
       General and administrative                    123,487        63,971        77,425
       Environmental                                  46,157             -             -
                                                   ---------   -----------   -----------
                                                   1,177,982     1,249,965     1,273,753
                                                   ---------   -----------   -----------

       Earnings from operations                       14,864       269,287       307,261

       Gain (loss) on sale of real estate
       investment                                    (20,402)      684,856             -
                                                   ---------   -----------   -----------

       Net earnings (loss)                         $  (5,538)  $   954,143   $   307,261
                                                   =========   ===========   ===========

Net earnings (loss) per limited
       partnership unit                                $(.52)       $89.03        $28.67
                                                   =========   ===========   ===========

Weighted average number of limited
       partnership units outstanding                  10,717        10,717        10,717
                                                   =========   ===========   ===========

See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                        Statements of Partners' Capital
                 Years ended October 31, 1996, 1995, and 1994

                                                                Total
                                    General      Limited    partners'
                                   partners     partners      capital
                                 ----------  -----------  -----------
Capital (deficit) at
       November 1, 1993          $ (42,502)  $ 3,616,374   $ 3,573,872

Distributions to partners                -      (509,058)     (509,058)
Net earnings                             -       307,261       307,261
                                 ---------   -----------   -----------

Capital (deficit) at
       October 31, 1994            (42,502)    3,414,577     3,372,075

Distributions to partners                -    (2,700,681)   (2,700,681)
Gain on sale of real estate          6,849       678,007       684,856
Net earnings from operations             -       269,287       269,287
                                 ---------   -----------   -----------

Capital (deficit) at
       October 31, 1995            (35,653)    1,661,190     1,625,537

Distributions to partners                -      (760,907)     (760,907)
Loss on sale of real estate           (204)      (20,198)      (20,402)
Net earnings from operations             -        14,864        14,864
                                 ---------   -----------   -----------

Capital (deficit) at
       October 31, 1996          $ (35,857)  $   894,949   $   859,092
                                 =========   ===========   ===========

See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                        Statements of Partners' Capital
                 Years ended October 31, 1996, 1995, and 1994

                                                            1996          1995          1994
                                                       ---------   -----------   -----------
Cash flows from operating activities:
Net earnings (loss)                                    $  (5,538)  $   954,143   $   307,261
 Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
    Depreciation and amortization                        195,840       277,677       275,127
   (Gain) loss on sale of real estate investment          20,402      (684,856)            -
 Change in operating assets and liabilities:
    (Increase ) decrease in accounts receivable
      and other assets                                    84,952        (9,922)      (29,603)
    Increase (decrease) in accounts
      payable and accrued liabilities                    (36,429)       37,624       (10,373)
    Increase (decrease) in payable
      to managing general partner                        (12,555)       33,110       (22,515)
  Decrease in property taxes payable                      (5,707)      (12,026)          (89)
       Decrease in accrued interest payable              (46,235)         (559)       (9,122)
       Decrease in other liabilities                      (3,224)      (12,130)       (4,956)
                                                       ---------   -----------   -----------
Net cash provided by operating activities                191,506       583,061       505,730
                                                       ---------   -----------   -----------

Cash flows provided (used) by investing activities:
    Net proceeds from sale of real estate
      investment                                         886,190     2,234,293             -
    Additions to real estate investments                       -          (792)      (15,517)
    Increase in deferred leasing costs                   (80,252)      (70,517)      (36,058)
                                                       ---------   -----------   -----------
Net cash provided (used) by
       investing activities                              805,938     2,162,984       (51,575)
                                                       ---------   -----------   -----------

Cash flows used by financing activities:
     Distributions to limited partners                  (760,907)   (2,700,681)     (509,058)
     Reduction in mortgage payable                       (84,354)      (70,554)      (65,092)
                                                       ---------   -----------   -----------
Net cash used by financing activities                   (845,261)   (2,771,235)     (574,150)
                                                       ---------   -----------   -----------
Net increase (decrease) in cash and
    cash equivalents                                     152,183       (25,190)     (119,995)
Cash and cash equivalents
    at beginning of year                                 515,751       540,941       660,936
                                                       ---------   -----------   -----------
Cash and cash equivalents at end of year               $ 667,934   $   515,751   $   540,941
                                                       =========   ===========   ===========
Supplemental schedule of cash flow information:
  Interest paid in cash during the year                $ 597,126   $   558,507   $   563,159
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

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1996, 1995, and 1994

--------------------------------------------------------------------------------

(1)  Significant Accounting Principles

     Organization and Allocation of Income and Losses
     ------------------------------------------------

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

     Environmental Remediation Liabilities
     -------------------------------------

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

     Deferred Leasing Costs
     ----------------------

     Costs associated with the leasing of the Partnership's retail shopping center are deferred and amortized over the life of the related leases. These costs are comprised of lease commissions and construction costs related to the buildout of tenant space.

     Financial Instruments
     ---------------------

     The fair value of the Partnership's financial instruments approximate their carrying values due to the short maturities of those instruments or due to the interest rates of those instruments approximating interest rates for similar issues.

     Use of Estimates
     ----------------

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Business and Credit Concentrations
     ----------------------------------

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

     Income Taxes
     ------------

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

                                                       1996        1995        1994
                                                    ----------  -----------  ---------
                                                                (unaudited)
         Net earnings (loss) per
         financial statements                       $  (5,538)  $  954,143   $307,261
         Fiscal to calendar year
           net difference                              66,076      (38,348)    10,012
         Tax depreciation and amortization
           in excess of depreciation and
           amortization per financial statements       (6,500)     (26,861)   (31,655)
         Tax gain (loss) on sale of real estate
           greater than (less than) financial
           statement gain (loss)                     (935,000)     179,878          -
         Items recorded in different
           year for financial statement
           and tax purposes -
             Allowance for doubtful accounts           77,727            -          -
             Rental income                              3,000       (8,442)    11,070
                                                    ---------   ----------   --------
         Income for tax purposes                    $(800,235)  $1,060,370   $296,688
                                                    =========   ==========   ========

     Real Estate Investments
     -----------------------
     Properties held for sale are recorded at the lower of cost or fair value based on independent appraised values less estimated selling costs.

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

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1996, 1995, and 1994

--------------------------------------------------------------------------------

     Impairment of Long-Lived Assets
     -------------------------------
     In March of 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement No. 121 with its fiscal year beginning November 1, 1996.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents as of October 31 are comprised of the following:

                                              1996      1995
                                            --------  --------
     Money market fund                      $660,864  $461,347
     Operating cash                            7,070    54,404
                                            --------  --------
     Cash and cash equivalents              $667,934  $515,751
                                            ========  ========

     Reclassifications
     -----------------
     Certain prior year amounts have been reclassified to conform with fiscal 1996 financial statement presentation.

(2)  Real Estate Investments
     -----------------------
     As of October 31, 1996 and 1995, the fair value of the Properties held for sale exceeds cost based upon independent appraised values less estimated selling costs. The cost of the Partnership's real estate investments and related accumulated depreciation are as follows:


                               October 31, 1996
                               ----------------

                                                        Buildings
                                                           and
     Shopping Center                         Land     Improvements      Total
---------------                           ----------  ------------   ----------

     Parkway Village                      $1,750,000    $4,785,765   $6,535,765
     Less:
       accumulated depreciation                -          (557,822)    (557,822)
                                          ----------    ----------   ----------
                                          $1,750,000    $4,227,943   $5,977,943
                                          ==========    ==========   ==========

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1996, 1995, and 1994

--------------------------------------------------------------------------------

                                October 31, 1995
                                ----------------

                                                 Buildings
                                                    and
Shopping Center:                     Land      Improvements      Total
----------------                 -----------   ------------   -----------
     Parkway Village              $1,750,000     $4,785,765   $ 6,535,765
                                  ----------     ----------   -----------

     Lindsay Main Plaza              949,000      1,097,242     2,046,242
      Less:  Writedown for
       impairment                   (537,637)      (549,190)   (1,086,827)
                                  ----------     ----------   -----------
      Adjusted carrying value        411,363        548,052       959,415
                                  ----------     ----------   -----------
      Total cost, net              2,161,363      5,333,817     7,495,180
      Less accumulated
       depreciation                        -       (531,549)     (531,549)
                                  ----------     ----------   -----------

                                  $2,161,363     $4,802,268   $ 6,963,631
                                  ==========     ==========   ===========

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

The net proceeds to the Partnership, before proration of operating income and expenses related to the property, were as follows:

     Sales price                                                   $1,000,000
     Less costs of sale -
       Sales commissions                                              (60,000)
       Estimated title, legal fees, and other                         (30,000)
     Security deposit liability                                        (9,905)
     Holdback for tenant improvements in progress                     (50,000)
                                                                   ----------
       Net proceeds from sale                                      $  850,095
                                                                   ==========

     The net proceeds were utilized as follows:

     Partial repayment of amounts owed to Managing
       General Partner                                             $   88,000
     Distribution to limited partners ($71/unit)                      760,907
     Addition to Partnership cash reserves                              1,188
                                                                   ----------
     Net proceeds from sale                                        $  850,095
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

     The net proceeds to the Partnership before proration of operating income and expenses related to the property were as follows:

     Sales price                                       $2,450,000
       Less costs of sale-
         Sales commissions                                (98,000)
         Title, legal fees, and other                    (111,508)
         Security deposit liability                        (6,199)
                                                       ----------

         Net proceeds from sale                        $2,234,293
                                                       ==========

     The net proceeds were distributed to limited partners on October 26, 1995 as follows:

     Net proceeds from sale                            $2,234,293
     Utilization of Partnership cash reserves              37,708
                                                       ----------
     Distribution to limited partners ($212/unit)      $2,272,001
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

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1996, 1995, and 1994

--------------------------------------------------------------------------------

(3)  Mortgage Payable
     ----------------
     The mortgage payable is secured by a first deed of trust on Parkway Village and is nonrecourse to the Partnership. The carrying value of Parkway Village, the property collateralizing this debt of the Partnership was $5,977,943 at October 31, 1996. The payment terms of the mortgage note are as follows:


     Interest Rate:            9.5%
     Monthly Payment:          $52,422
     Due Date:                 May 5, 2003

     Aggregate maturities of principal payments for the five fiscal years ending October 31, 2001 and thereafter related to the Parkway Village mortgage are as follows:

     1997          $   85,253
     1998              93,715
     1999             103,015
     2000             113,239
     2001             123,657
     Thereafter     5,237,027
                   ----------
                   $5,755,906
                   ==========

     The fair value of the mortgage attributable to the Partnership is estimated to be approximated by its carrying value.

(4)  Transactions with Related Parties
     ---------------------------------
     BAILP is the Managing Agent of the Partnership and is paid property management, loan servicing, and acquisition fees for its services to the Partnership. The property management fee is equal to 5% of gross receipts from the Properties, less management fees paid to others. The property management fee earned by BAILP amounted to $8,889, $13,328 and $15,182 for the years ended October 31, 1996, 1995 and 1994, respectively.

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

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1996, 1995, and 1994

--------------------------------------------------------------------------------

(5)  Future Rental Income
     --------------------
     Aggregate base rental income relating to long-term noncancellable leases for the Partnership's properties for the five fiscal years ending October 31, 2001 and thereafter is as follows:

     1997          $  946,033
     1998             804,495
     1999             674,667
     2000             567,117
     2001             498,923
     Thereafter     2,465,196
                   ----------
                   $5,956,431
                   ==========

(6)  Property Held for Sale
     ----------------------
     The Partnership has recorded its remaining real estate investment as property held for sale. The Managing General Partner is attempting to sell the Remaining Property and liquidate the Partnership in 1997. However, there can be no assurances that the Partnership will sell the Remaining Property in 1997. The ability of the Partnership to sell Parkway Village may be adversely effected by the existence and remediation of the dry cleaning solution contamination at the property, more fully discussed in
     Note 7. The Partnership has entered into a separate listing agreement with an unrelated real estate firm to act as the exclusive selling agent for the sale of Parkway Village. The Managing General Partner believes that the sale, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway Village; however, the sale transaction may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to maintain sufficient cash reserves, as determined by the Managing General Partner, pay amounts payable to the Managing General Partner, and, thereafter, to make distributions to limited partners.

(7)  Environmental Remediation Costs
     -------------------------------
     In fiscal 1995, a non sudden release of a dry cleaning solution, tetrachloroethylene (PERC), was reported by the dry cleaning tenant (the Tenant) at Parkway Village to the State of Utah Department of Environmental Quality (DEQ). The Tenant, utilizing the services of an environmental consulting firm, investigated the extent of the PERC release and its effect on soil and groundwater in the vicinity. The DEQ is monitoring the Tenant's progress. Although the Tenant is responsible for the costs of any required remediation, should the Tenant be unable to complete the required work due to limitations of its financial resources, it is likely that the Partnership, as owner of Parkway Village, would be

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1996, 1995, and 1994

--------------------------------------------------------------------------------

     required to complete the needed remediation. The Partnership has been advised that groundwater contamination has occurred and the Partnership on behalf of and in cooperation with the tenant, is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $46,000 to date on the above mentioned testing as well as legal representation in connection with the PERC release. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. The estimate of costs and their timing of payment could change as a result of (1) changes to a remediation plan required by the State Environmental Agency, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation rates and rates assumed in preparing the estimate. The ultimate resolution of this matter and its impact on the Partnership's financial statements is uncertain.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices on financial statement disclosure or auditing scope or procedure.

                                   PART III
                                   --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

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

                       Present Position and Principal Occupation and Affiliation
                       ---------------------------------------------------------
Name and Age           During the Last Five Years or More:
------------           -----------------------------------

Janet L. Reali         Director and President (Principal Executive Officer of
                       ------------------------------------------------------
Age:  45               the Partnership)
                       ----------------
                       Ms. Reali was elected Executive Vice President and Secretary of EVEREN Capital Corporation in May 1995.
                       Since December 1993 she has been Executive Vice
                       President, Corporate Counsel and Corporate Secretary of
                       EVEREN Securities, Inc.  She became a Director and the
                       President of BPL Holdings, Inc. in May 1995.  She was
                       Senior Vice President and Associate General Counsel of
                       EVEREN Securities, Inc. from July 1991 to December 1993.
                       Before joining EVEREN Securities, Inc. she was a partner in the Chicago law firm of Keck, Mahin & Cate.

Stanley R. Fallis      Director of BPL Holdings, Inc.
                       ------------------------------
Age:  55               Mr. Fallis graduated from the University of
                       Idaho with a BS degree in accounting. Mr. Fallis also obtained an MBA degree from the University of Utah. Mr.
                       Fallis is a Certified Public Accountant and practiced public accounting for six years. Mr. Fallis was associated with Boettcher and Company and its successor, EVEREN Securities, Inc. for 18 years. He served as Chief
                       Financial Officer of EVEREN Securities Inc. From August
                       1990 to January 1994.  He then served as Senior Vice
                       President of Kemper Corporation from March 1994 to March
                       1995. He is currently Senior Executive Vice President and Director of Administration of EVEREN Securities, Inc.

Daniel D. Williams     Director and Vice President of BPL Holdings, Inc.
                       -------------------------------------------------

Age:  45               Mr. Williams became a Director and Vice President of BPL
                       Holdings, Inc. May 1995. Mr. Williams was elected Senior
                       Executive Vice President, Treasurer and Chief Financial
                       Officer of EVEREN Capital Corporation in May 1995. Since
                       April 1995 he has been Senior Executive Vice President and Chief Financial Officer of EVEREN Securities, Inc.
                       From January 1994 to April 1995, Mr. Williams was
                       Executive Vice President and Director of Finance and
                       Administration, and from January 1991 to January 1994 he was Senior Vice President and Director of Accounting of,
                       EVEREN Securities, Inc. Prior thereto, he was Executive
                       Vice President, Treasurer and Chief Financial Officer of
                       Boettcher and Company.

Kelly J. Stradinger    Vice President and Secretary of BPL Holdings, Inc.
                       --------------------------------------------------

Age:  37               Mr. Stradinger joined BPL in 1983 as Assistant Controller
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

Thomas M. Mansheim     Director and Treasurer of BPL Holdings, Inc. (Principal
                       --------------------------------------------------------
Age:  39               Financial and Accounting Officer of the Partnership)
                       ----------------------------------------------------

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

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

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

                                                                    Total
                       Capacities In Which       Cash   Deferral    Fees
Name of Entity       Compensation Was Earned     Paid    of Fees   Earned
--------------      --------------------------   ----   --------   -------

Boettcher           Reimbursement of direct         -    $14,312   $14,312
  Affiliated        general and administrative
  Investors L.P.    expenses

Boettcher           Property Management Fee         -    $ 8,889   $ 8,889
  Affiliated L.P.
  Investors L.P.

No form of non-cash remuneration was paid by the Partnership. See Item 13 below with respect to a description of certain transactions of the Managing General Partner and its affiliates with the Partnership.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

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

                                    PART IV
                                    -------


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
          FORM 8-K
          --------

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

                         Balance Sheets - October 31, 1996 and 1995

                         Statements of Operations -
                          Years ended October 31, 1996, 1995, and 1994

                         Statements of Partners' Capital -
                          Years ended October 31, 1996, 1995, and 1994

                         Statements of Cash Flows -
                          Years ended October 31, 1996, 1995 and 1994

                         Notes to Financial Statements


                    (2)  Financial Statement Schedule

                         Independent Auditors' Report and Schedule III - Real Estate and Accumulated Depreciation - Incorporated by reference to the Partnership's Form 10-K filed previously with the Commission.

                         Schedules, other than the one listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.


                    (b)  Reports on Form 8-K

                         No reports on Form 8-K were filed during the period.

          (c)  Exhibits


         NUMBER  EXHIBIT
         ------  -------

          3      Limited Partnership Agreement of Registrant /(1)/

          10.1   Inverness Income Joint Venture Agreement dated July 24, 1984
                 /(2)/

          10.2 Purchase and Sale Agreement with Exhibits thereto between The Cumberland Companies, Inc., as Seller, and Inverness Income Joint Venture as Purchaser, dated as of July 24, 1984 /(2)/

          10.3 Land Lease Agreement with exhibits thereto, between The Cumberland Companies Inc., Lessor, and Cumberland Office Plaza Joint Venture, Lessee, dated July 31, 1984 /(2)/

          10.4 Assignment and Assumption Agreement between Boettcher Affiliated Investors L.P., Assignor, and Boettcher Pension Investors Ltd., Assignee, dated October 5, 1984 /(2)/

          10.5   Advisor's Consulting Agreement dated September 19, 1984 /(2)/

          10.6   Advisor's Letter of Opinion dated September 19, 1984 /(2)/

          10.7   Management Agreement /(3)/

          10.8 Deed of Trust Note between Johansen Thackeray MacKenzie Properties, Ltd. and Boettcher Pension Investors Ltd. dated September 30, 1985 /(4)/

          10.9 Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Financing Statement between Johansen Thackeray MacKenzie Properties, Ltd. and Boettcher Pension Investors Ltd. dated September 30, 1985 /(4)/

          10.10 Loan Agreement between Boettcher Pension Investors Ltd. and Johansen Thackeray MacKenzie Properties, Ltd. dated September 30, 1985 /(4)/

          10.11 Collateral Assignment and Security Agreement between Boettcher Pension Investors Ltd. and Johansen Thackeray MacKenzie Properties, Ltd. dated September 30, 1985 /(4)/

          10.12 Guaranty dated September 30, 1985 executed by individual general partners of Borrower (Armand D. Johansen, Donald W. MacKenzie and John Thackeray) /(4)/

          10.13 Deed of Trust Note between Lindsay-Main Plaza and Boettcher Pension Investors Ltd. dated March 13, 1986 /(5)/

          10.14 Deed of Trust, Security Agreement and Assignment of Rents and Leases, between Lindsay-Main Plaza and Boettcher Pension Investors Ltd. dated March 13, 1986 /(5)/

          10.15 Loan Agreement between Boettcher Pension Investors Ltd. and Lindsay-Main Plaza dated March 13, 1986 /(5)/

          10.16 Guarantee dated March 13, 1986 as executed by the individual general partners of borrower. (Steven Shea, James Shea, Dennis Foley and Darryl Foley) /(5)/

          10.17 Purchase agreement dated May 8, 1986 between Boettcher Pension Investors Ltd. and Westwood Corporation /(6)/

          10.18 Notice of Commencement of Case Under Chapter 11 of the Bankruptcy Code, Meeting of Creditors, and Fixing of Dates dated March 20, 1992 /(7)/

          10.19 Creditors Amended Plan of Reorganization and Amended Disclosure Statement dated February 1993 /(7)/

          10.20   Purchase and Sale Agreement for Clackamas Corner /(11)/

          28.7 Creditor's Amended Plan of Reorganization dated January 27, 1993 /(8)/

          28.8 Order On Motion for Valuation of Secured Claim Held by California Federal Bank and Objections to Claim No. 5 of California Federal Bank dated April 13, 1993 /(8)/

          28.9 Preliminary Order on Hearing on Confirmation of Creditor's Amended Plan of Reorganization dated April 13, 1993 /(8)/

          28.10 Order Confirming Creditor's Amended Plan of Reorganization dated April 14, 1993 /(8)/

          28.11   Notice of Appeal to District Court dated April 23, 1993 /(8)/

          28.12 Order on Boettcher Pension Investors Ltd.'s Motion to Dismiss dated September 8, 1993 /(9)/

          28.13   Motion for Entry of Final Decree dated September 26, 1994
                  /(10)/

          28.13   Clarified Decision on Appeal dated July 15, 1994. /(12)/

          28.14 Supplemental Order Reconfirming the Order Confirming Creditor's Amended Plan of Reorganization. /(12)/

          /(1)/ Incorporated by reference to Exhibit No. 3 to Amendment No. 1 to Form S-11 Registration Statement filed June 13, 1984 - File No. 2-91040.

          /(2)/ Incorporated by reference to Exhibits No. 10.1 through 10.6, respectively, to Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed October 23, 1984 - File No. 2-91040.

          /(3)/ Incorporated by reference to Exhibit 10 to Amendment No. 1 to Form S-11 Registration Statement filed June 13, 1984 - File No. 2-91040.

          /(4)/ Incorporated by reference to Registrant's Report on Form 8-K dated September 30, 1985 (filed February 18, 1986).

          /(5)/ Incorporated by reference to Registrant's Report on Form 8-K dated March 19, 1986.

          /(6)/ Incorporated by reference to Registrant's Report on Form 8-K dated May 21, 1986.

          /(7)/ Incorporated by reference to Registrant's Report on Form 10-K dated October 31, 1992.

          /(8)/ Incorporated by reference to Registrant's Report on Form 10-Q dated April 30, 1993.

          /(9)/ Incorporated by reference to Registrant's Report on Form 10-Q dated July 31, 1993.

          /(10)/ Incorporated by reference to Registrant's Report on Form 10-K dated October 31, 1994.

          (c)     Exhibits, continued

          /(11)/ Incorporated by reference to Registrant's Report on Form 8-K dated October 4, 1995.

          /(12)/ Incorporated by reference to Registrant's Report on Form 10-Q dated September 13, 1994.

                                   SIGNATURES
                                   ----------

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

                    BOETTCHER PENSION INVESTORS LTD.
                    --------------------------------
                              (Registrant)

                    By:  Boettcher Affiliated Investors L.P.
                          Managing General Partner

                         By:  Boettcher Properties, Ltd.
                                Managing General Partner

                              By:   BPL Holdings, Inc.
                                     Managing General Partner

                              By:   /s/Thomas M. Mansheim
                                    ---------------------------------
                                    Thomas M. Mansheim, Treasurer

                                    Dated:  June 10, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Directors of the corporate General Partner of the Registrant's Managing General Partner) on the 10th day of June, 1997 in the capacities indicated below.

           Name                                   Capacities
           ----                                   ----------

JANET L. REALI                   Director and President of BPL Holdings, Inc.;
                                 Principal Executive Officer

By:  /s/Janet L. Reali           Dated:  June 10, 1997
     --------------------
     Janet L. Reali

DANIEL D. WILLIAMS               Director and Vice President of BPL
                                 Holdings, Inc.

By:  /s/Daniel D. Williams       Dated:  June 10, 1997
     ------------------------
     Daniel D. Williams

THOMAS M. MANSHEIM               Director and Treasurer of BPL Holdings, Inc.;
                                 Principal Financial and Accounting Officer of the Partnership

By:  /s/Thomas M. Mansheim       Dated:  June 10, 1997
     ------------------------
     Thomas M. Mansheim

No annual report or proxy materials have been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing, and the Partnership will furnish copies of such to the Commission when it is sent to the limited partners.