Form 10-Q/A
period 1997-01-31
BOETTCHER PENSION INVESTORS LTD
filed 1997-06-11
CIK 745895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A
                                AMENDMENT No. 1

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 1997 OR

    __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       __________________ TO__________________


Commission File Number                  0-13219
                      -------------------------------------------

                        BOETTCHER PENSION INVESTORS LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                       84-0948497
----------------------------------------      ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


           77 West Wacker Drive
             Chicago, Illinois                              60601
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code  (312) 574-6000
                                                   ---------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No____

                                     INDEX
                                     -----



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

PART I.     Financial Information
            ---------------------

Item 1.  Financial Statements

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (unaudited)

                                             January 31,   October 31,
             Assets                             1997          1996
             ------                          -----------   -----------

Real estate investments:
  Property held for sale at cost, net         $        -    $6,535,765
    Less:  accumulated depreciation                    -      (557,822)
                                              ----------    ----------
                                                       -     5,977,943
Real estate held for sale                      6,035,967             -
Cash and cash equivalents at cost,
  which approximates market value                747,197       667,934
Deferred leasing costs, net of
  accumulated amortization of
  $34,414                                              -        60,756
Accounts receivable and other assets, net
  of allowances of $79,592 and $77,727,
  respectively                                    46,121        42,918
                                              ----------    ----------
                                              $6,829,285    $6,749,551
                                              ==========    ==========

    Liabilities and Partners' Capital
    ---------------------------------

Mortgage payable                              $5,742,144    $5,755,906
Accounts payable and accrued liabilities          37,455        23,191
Payable to managing general partner               53,761        28,218
Property taxes payable                             5,497        59,232
Accrued interest payable                          45,459             -
Other liabilities                                 31,732        23,912
                                              ----------    ----------
    Total liabilities                          5,916,048     5,890,459

Partners' capital:
  General partners                               (35,857)      (35,857)
  Limited partners                               949,094       894,949
                                              ----------    ----------
    Total partners' capital                      913,237       859,092
                                              ----------    ----------
                                              $6,829,285    $6,749,551
                                              ==========    ==========

See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.

                            (A Limited Partnership)

                            Statements of Operations
                  Three months ended January 31, 1997 and 1996
                                  (unaudited)

                                            Three months ended
                                               January 31,
                                            ------------------
                                              1997      1996
                                            --------  --------
Revenue:
  Rental income                             $237,150  $251,874
  Tenant reimbursements and other income      44,008    49,719
  Interest income                              7,734     7,279
                                            --------  --------
                                             288,892   308,872
                                            --------  --------

Expenses:
  Interest                                   136,540   138,410
  Depreciation and amortization                    -    49,364
  Property taxes                              12,234    23,589
  Fees and reimbursements to managing
    general partner                            5,874     5,724
  Other management fees                       11,543    13,549
  Repairs and maintenance                     17,148    15,208
  Utilities                                    4,192     9,683
  General and administrative                  27,669    49,872
  Environmental                               19,547         -
                                            --------  --------
                                             234,747   305,399
                                            --------  --------

    Net earnings                            $ 54,145  $  3,473
                                            ========  ========

Net earnings per limited
  partnership unit using the weighted
  average number of limited partnership
  units outstanding of 10,717                  $5.05      $.32
                                            ========  ========

See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Statement of Partners' Capital
                      Three months ended January 31, 1997
                                  (unaudited)


                                                                    Total
                                             General    Limited   partners'
                                             partners   partners   capital
                                            ----------  --------  ---------

   Capital (deficit) at November 1, 1996    $ (35,857)  $894,949   $859,092

   Net earnings for the three months
     ended January 31, 1997                         -     54,145     54,145
                                            ---------   --------   --------

   Capital (deficit) at January 31, 1997    $ (35,857)  $949,094   $913,237
                                               ======    =======    =======


   See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                  Three months ended January 31, 1997 and 1996
                                  (unaudited)


                                                         Three months ended
                                                             January 31,
                                                          ----------------
                                                           1997        1996
                                                           ----        ----
  Cash flows from operating activities:
  Net earnings                                           $ 54,145   $  3,473
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Depreciation and amortization                             -     49,364
      Bad debt expense                                      7,443          -
  Change in operating assets and liabilities:
      Increase in accounts receivable
        and other assets                                   (5,182)   (13,496)
      Increase (decrease) in accounts payable
        and accrued liabilities                            14,264    (30,713)
      Increase in payable to managing
        general partner                                    25,543     47,557
      Decrease in property taxes payable                  (53,735)   (47,490)
      Increase (decrease) in accrued
        interest payable                                   45,459       (148)
      Increase in other liabilities                         7,820     12,179
                                                         --------   --------
  Net cash provided by operating activities                95,757     20,726
                                                         --------   --------

Cash flows used in investing activities -
  Addition to real estate held for sale                    (2,732)         -
  Increase in deferred leasing costs                            -     (4,221)
                                                         --------   --------

Cash flows used by financing activities:
  Reduction in mortgage payable                           (13,762)   (18,706)
                                                         --------   --------

Net increase (decrease) in cash and cash equivalents       79,263     (2,201)

Cash and cash equivalents at October 31                   667,934    515,751
                                                         --------   --------

Cash and cash equivalents at January 31                  $747,197   $513,550
                                                         ========   ========

Supplemental schedule of cash flow information:

  Interest paid in cash during the period                $ 91,081   $138,558
                                                         ========   ========

See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)


                         Notes to Financial Statements
                               January 31, 1997
                                 (unaudited)

--------------------------------------------------------------------------------



(1)  Financial Statement Adjustments and Footnote Disclosure
     -------------------------------------------------------

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

(2)  Significant Accounting Principles
     ---------------------------------

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

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 will be adopted by the Partnership during fiscal 1997 and will require, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, Accounting for Contingencies, have been met. The SOP also provides guidance with respect to the measurement of the remediation costs and therefore, adoption of this new statement will not have a material impact on the Partnership's financial position, results of operations or liquidity.

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

--------------------------------------------------------------------------------

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

     Impairment of Long-Lived Assets
     In March of 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), effective for fiscal years beginning after December 15, 1995. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted SFAS 121 effective with its fiscal year beginning November 1, 1996.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                               January 31, 1997
                                  (unaudited)

--------------------------------------------------------------------------------

     Deferred Leasing Costs
     Costs associated with the leasing of the Partnership's retail shopping centers are deferred and amortized over the life of the related leases. These costs are comprised of lease commissions and construction costs related to the buildout of tenant space. Upon implementation of SFAS 121 described in detail above, deferred leasing costs have been included in real estate held for sale on the balance sheet.

     Statements of Cash Flows
     For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following:

                                                  As of January 31,
                                                 1997          1996
                                               --------      --------
         Money market fund                     $708,414      $441,226
         Operating cash                          38,783        72,324
                                               --------      --------
            Cash and cash equivalents          $747,197      $513,550
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

--------------------------------------------------------------------------------

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

(5)  Property Held for Sale
     ----------------------

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

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

For the three months ended January 31, 1997, the Partnership generated total revenue of $288,892 and incurred total expenses in the amount of $234,747, resulting in net earnings of $54,145. The Partnership's net earnings increased $50,672 for the three months ended January 31, 1997 when compared with the corresponding period of fiscal 1996. The most significant factors affecting the Partnership's results of operations were decreased total revenue, specifically rental and other income, and decreased total expenses in most categories, as a result of the sale of Lindsay-Main Plaza ("Lindsay") in the third quarter of fiscal 1996, as well as the adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121") in fiscal 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of; specifically it requires the elimination of depreciation and amortization related to those long-lived assets to be disposed of. For the quarter ended January 31, 1997, depreciation and amortization related to the Partnership's real estate held for sale eliminated by the adoption of SFAS 121 approximated $50,000. A summary of the Partnership's operations and period-to-period comparisons is presented below:


                              Three months ended January 31
                                      (In thousands)
                           -----------------------------------
                                             Amount
                                               of         %
                           1997     1996     Change     Change
                           ----     ----     ------     ------
Total revenue              $289     $309      (20)       (6%)
Total expenses              235      305      (70)      (23%)
                           ----     ----      ---
Net earnings               $ 54     $  4       50
                           ====     ====      ===

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

                             Three months ended January 31
                                     (In thousands)
                           ---------------------------------
                                     Pro     Amount
                                    Forma      of        %
                           1997     1996     Change   Change
                           ----     -----    ------   ------

Total revenue              $289     $280        9        3%
Total expenses              235      285      (50)      18%
                           ----     ----      ---
Net earnings (loss)        $ 54     $ (5)      59
                           ====     ====      ===

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

A comparative summary of average occupancy and average effective rental rates for the Partnership's properties is presented below:

                                                         Three months ended
                                                             January 31,
                                                         ------------------
Shopping Center                                           1997         1996
---------------                                          -----        -----
Parkway Village (102,356 net rentable square feet)
Average occupancy                                         99%          98%
                             (a)
Average effective rental rate                            $9.36        $9.32

Lindsay-Main Plaza (37,000 net rentable square feet)         (b)
Average occupancy                                         N/A          48%
                             (a)                             (b)
Average effective rental rate                             N/A         $4.60

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

(b)  Lindsay-Main Plaza was sold on May 8, 1996.

Based on the pro forma amounts presented previously, total expenses incurred by the Partnership for the three months ended January 31, 1997 were $234,747, representing a decrease of $70,652 (23%) when compared with the proforma first quarter of fiscal 1996. Excluding the impact of the adoption of SFAS 121, operating expenses related to the operations of the Partnership's remaining real estate investment remained relatively constant in the first quarter of fiscal 1997 when compared to fiscal 1996. A decrease in property tax expense of $5,817 (32%) to $12,234 in fiscal 1997 from $18,051 in the first quarter of fiscal 1996 is due to the reassessment of commercial property taxes throughout the state of Utah. This decrease is offset by an increase in repair and maintenance expense of $4,719 (38%) to $17,148 for the three months ended January 31, 1997 compared to $12,429 for the corresponding period in fiscal 1996. Heavier snowfall in the current year and roof repairs completed in the first quarter of fiscal 1997 are the primary reasons for the increase. Environmental expenses related to the remediation of dry cleaning solution contamination at Parkway, more fully discussed in Note 3 of the Financial Statements, amounted to $19,547 for the quarter ended January 31, 1997. There were no expenses of this nature in the comparable quarter of fiscal 1996. General and administrative expense decreased $27,583 (62%) to $17,011 for the three months ended January 31, 1997 from $44,594 for the comparable period in fiscal 1996. This is the result of decreased professional fees and the inclusion of certain expenses related to the sale of one of the Partnership's former real estate investments in the first quarter of fiscal 1996.

Liquidity and Capital Resources
-------------------------------

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

Net cash used in investing activities in the first quarter of fiscal 1997 amounted to $2,732 and is comprised solely of deferred leasing costs included under the caption real estate held for sale on the balance sheet. The Partnership's deferred leasing costs in fiscal 1997 include costs related to lease commissions and tenant improvements associated with the leasing of vacant space to new tenants and the renewal of existing tenants at Parkway.

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

PART II.  OTHER INFORMATION
          -----------------

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


                                     BOETTCHER PENSION INVESTORS LTD.
                                     --------------------------------
                                               (Registrant)

                                     By:  Boettcher Affiliated Investors L.P.
                                          Managing General Partner

                                          By:   Boettcher Properties, Ltd.
                                                Managing General Partner

                                                By:  BPL Holdings, Inc.
                                                     Managing General Partner

Dated: June 10, 1997                      By:   /s/Thomas M. Mansheim
                                                -----------------------------
                                                Thomas M. Mansheim
                                                Treasurer; Principal
                                                Financial and Accounting
                                                Officer of the Partnership