Form 10-Q
period 1997-04-30
BOETTCHER PENSION INVESTORS LTD
filed 1997-06-13
CIK 745895

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 1997 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
              TO
     --------    --------

Commission File Number              0-13219
                      --------------------------------------

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
Yes  X   No
    ---     ---

                                     INDEX
                                     -----

                                                                     Page
                                                                     ----

PART I.   Financial Information

          Item 1. Financial Statements (unaudited)

          Balance Sheets -
            April 30, 1997 and October 31, 1996                        3

          Statements of Operations -
            Three and six months ended April 30, 1997 and 1996         4

          Statement of Partners' Capital -
            Six months ended April 30, 1997                            5

          Statements of Cash Flows -
            Six months ended April 30, 1997 and 1996                   6

          Notes to Financial Statements                                7


          Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations             11

PART II.  Other Information

          Item 6. Exhibits and Reports on Form 8-K                    15

SIGNATURE                                                             16

PART I.   Financial Information
          ---------------------

Item 1.   Financial Statements


                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                                Balance Sheets
                                  (unaudited)

                                                     April 30,      October 31,
     Assets                                            1997            1996
     ------                                          ---------      -----------

Real estate investments:
  Property held for sale at cost, net               $        -     $6,535,765
    Less:  accumulated depreciation                          -       (557,822)
                                                    ----------     ----------
                                                             -      5,977,943
Real estate held for sale                            6,035,967              -
Cash and cash equivalents at cost,
  which approximates market value                      817,860        667,934
Deferred leasing costs, net of
  accumulated amortization of $34,414                        -         60,756
Accounts receivable and other assets, net
  of allowances of $96,784 and $77,727,
  respectively                                          41,004         42,918
                                                    ----------     ----------
                                                    $6,894,831     $6,749,551
                                                    ==========     ==========

     Liabilities and Partners' Capital
     ---------------------------------

Mortgage payable                                    $5,721,089     $5,755,906
Accounts payable and accrued liabilities                21,534         23,191
Payable to managing general partner                     84,782         28,218
Property taxes payable                                  21,990         59,232
Accrued interest payable                                45,292              -
Other liabilities                                       25,464         23,912
                                                    ----------     ----------
     Total liabilities                               5,920,151      5,890,459

Partners' capital:
  General partners                                     (35,857)       (35,857)
  Limited partners                                   1,010,537        894,949
                                                    ----------     ----------
     Total partners' capital                           974,680        859,092
                                                    ----------     ----------
                                                    $6,894,831     $6,749,551
                                                    ==========     ==========

See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Operations
               Three and six months ended April 30, 1997 and 1996
                                  (unaudited)

                                           Three months ended   Six months ended
                                               April 30,            April 30,
                                           ------------------  ------------------
                                             1997      1996      1997      1996
                                           --------  --------  --------  --------
Revenue:
  Rental income                            $239,529  $258,545  $476,679  $510,419
  Tenant reimbursements
   and other income                          31,496    43,508    75,504    93,227
  Interest income                             8,270     5,310    16,004    12,589
                                           --------  --------  --------  --------
                                            279,295   307,363   568,187   616,235
                                           --------  --------  --------  --------

Expenses:
  Interest                                  136,044   137,960   272,584   276,370
  Depreciation and amortization                   -    54,662         -   104,026
  Property taxes                             16,492    22,965    28,726    46,554
  Fees and reimbursements to
   managing general partner                   7,253     5,217    13,127    10,941
  Other management fees                      10,250    13,507    21,793    27,056
  Repairs and maintenance                    15,312    21,758    32,460    36,966
  Utilities                                   6,078    10,795    10,270    20,478
  General and administrative                 18,008    36,076    45,677    85,948
  Environmental                               8,415         -    27,962         -
                                           --------  --------  --------  --------
                                            217,852   302,940   452,599   608,339
                                           --------  --------  --------  --------

    Net earnings                           $ 61,443  $  4,423  $115,588  $  7,896
                                           ========  ========  ========  ========

Net earnings per limited
  partnership unit using the weighted
  average number of limited partnership
  units outstanding of 10,717              $   5.73  $    .41  $  10.79  $    .74
                                           ========  ========  ========  ========


See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                        Statement of Partners' Capital
                        Six months ended April 30, 1997
                                  (unaudited)


                                                                        Total
                                             General      Limited     partners'
                                             partners     partners     capital
                                             --------     --------    ---------

Capital (deficit) at November 1, 1996        $(35,857)   $  894,949    $859,092

Net earnings for the six months
  ended April 30, 1997                              -       115,588     115,588
                                             --------    ----------    --------

Capital (deficit) at April 30, 1997          $(35,857)   $1,010,537    $974,680
                                             ========    ==========    ========


See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                           Statements of Cash Flows
                   Six months ended April 30, 1997 and 1996
                                  (unaudited)


                                                      Six months ended
                                                          April 30,
                                                    ---------------------
                                                       1997       1996
                                                    ----------  ---------
  Cash flows from operating activities:
  Net earnings                                       $115,588   $  7,896
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Depreciation and amortization                         -    104,026
      Bad debt expense                                 18,294          -
  Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable
        and other assets                              (10,916)     2,817
      Increase (decrease) in accounts payable
        and accrued liabilities                        (1,657)   (36,687)
      Increase in payable to managing
        general partner                                56,564    119,857
      Decrease in property taxes payable              (37,242)   (35,708)
      Increase (decrease) in accrued
        interest payable                               45,292       (299)
      Increase in other liabilities                     1,552      7,534
                                                     --------   --------
  Net cash provided by operating activities           187,475    169,436
                                                     --------   --------

Cash flows used in investing activities -
  Additions to real estate held for sale               (2,732)         -
  Increase in deferred leasing costs                        -    (28,439)
                                                     --------   --------
  Net cash used in investing activities                (2,732)   (28,439)
                                                     --------   --------

Cash flows used by financing activities:
  Reduction in mortgage payable                       (34,817)   (37,860)
                                                     --------   --------

Net increase in cash and cash equivalents             149,926    103,137

Cash and cash equivalents at October 31               667,934    515,751
                                                     --------   --------

Cash and cash equivalents at April 30                $817,860   $618,888
                                                     ========   ========

Supplemental schedule of cash flow information:

  Interest paid in cash during the period            $227,292   $276,669
                                                     ========   ========


See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                April 30, 1997
                                  (unaudited)

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

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                April 30, 1997
                                  (unaudited)

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

     The Partnership estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Partnership's estimate of its bad debts. At April 30, 1997, the Partnership had $96,784 of tenant receivables from current and former tenants of the Parkway Village Shopping Center for which an allowance for doubtful accounts have been established.

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

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                April 30, 1997
                                  (unaudited)

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

     Statements of Cash Flows

     For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following:

                                             As of April 30,
                                             1997        1996
                                             ----        ----
     Money market fund                     $746,167    $608,330
     Operating cash                          71,693      10,558
                                           --------    --------
       Cash and cash equivalents           $817,860    $618,888
                                           ========    ========

     Reclassifications

     Certain prior year amounts have been reclassified for comparability with fiscal 1997 financial statement presentation.

(3)  Real Estate Investment
     ----------------------

     Parkway Village Shopping Center

     In fiscal 1995, a non sudden release of a dry cleaning solution, tetrachloroethylene (PERC), was reported by the dry cleaning tenant (the Tenant) at Parkway Village Shopping Center ("Parkway") to the State of Utah Department of Environmental Quality (DEQ). The Tenant, utilizing the services of an environmental consulting firm, investigated the extent of the PERC release and its effect on soil and groundwater in the vicinity. The DEQ is monitoring the Tenant's progress. Although the Tenant is responsible for the costs of any required remediation, should the Tenant be unable to complete the required work due to limitations of its financial resources, it is likely that the Partnership, as owner of Parkway, would be required to complete the needed remediation. The Partnership has been advised that groundwater contamination has occurred and the Partnership on behalf of and in cooperation with the tenant, is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $72,000 to date on the above mentioned testing as well as legal representation in connection with the PERC release. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                April 30, 1997
                                  (unaudited)

--------------------------------------------------------------------------------

     significant additional remediation costs. The estimate of costs and their timing of payment could change as a result of (1) changes to a remediation plan required by the DEQ, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation rates and rates assumed in preparing the estimate. The ultimate resolution of this matter and its impact on the Partnership's financial statements is uncertain.

(4)  Transactions with Related Parties
     ---------------------------------

     BAILP is the Managing Agent of the Partnership and is paid property management, loan servicing, and acquisition fees for its services to the Partnership. The property management fee is equal to 5% of gross receipts from the properties, less management fees paid to others. The property management fee earned by BAILP amounted to $6,521 for the six months ended April 30, 1997.

     The Partnership also reimburses BAILP for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due BAILP for such reimbursements amounted to $6,606 for the six months ended April 30, 1997.

(5)  Property Held for Sale
     ----------------------

     As of April 30, 1997, the Partnership has recorded its remaining real estate investment as property held for sale. The Managing General Partner is attempting to sell the remaining property ("Parkway") and liquidate the Partnership in 1997. However, there can be no assurances that the Partnership will sell Parkway in 1997. The Partnership's ability to sell Parkway may be adversely affected by the existence and remediation of the dry cleaning solution contamination at the property, as more fully discussed in Note 3. The Partnership has entered into a listing agreement with an unrelated real estate firm to act as the exclusive selling agent for the sale of Parkway. The Managing General Partner believes that the sale of this property, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway; however, the sale transaction may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to first, pay its remaining liability to the Managing General Partner and the remaining costs of the liquidation of the Partnership and other liabilities as determined by the Managing General Partner arising out of or in connection with the operations of the Partnership and/or the sale of Parkway; then to make a final distribution to limited partners.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        and Operations
        --------------



Results of Operations
---------------------

For the three and six months ended April 30, 1997, the Partnership generated total revenue of $279,295 and $568,187 and incurred total expenses in the amount of $217,852 and $452,599, resulting in net earnings of $61,443 and $115,588, respectively. The Partnership's net earnings increased $57,020 and $107,692 for the three and six months ended April 30, 1997 when compared with the corresponding period of fiscal 1996. The most significant factors affecting the Partnership's results of operations were decreased total expenses in most categories, as a result of the sale of Lindsay-Main Plaza ("Lindsay") in the third quarter of fiscal 1996, as well as the adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121") in fiscal 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of; specifically it requires the elimination of depreciation and amortization related to those long-lived assets to be disposed of. For the quarter ended April 30, 1997, depreciation and amortization related to the Partnership's real estate held for sale eliminated by the adoption of SFAS 121 approximated $50,000. A summary of the Partnership's operations and period-to-period comparisons is presented below:

                   Three Months Ended April 30      Six Months Ended April 30
                      (dollars in thousands)          (dollars in thousands)
                  -----------------------------    ---------------------------
                               Amount                           Amount
                                 of      %                        of        %
                  1997   1996  Change  Change      1997   1996  Change    Change
                  -----  ----  ------  ------      ----   ----  ------    ------


Total revenue     $ 279   307    (28)    (9%)      $568    616     (48)     (8%)
Total expenses      218   303    (85)   (28%)       453    608    (155)    (25%)
                  -----  ----                      ----    ---

Net earnings      $  61     4     57               $115      8     107
                  =====  ====    ===               ====    ===    =====

In making period-to-period comparisons, the exclusion of the operations of Lindsay from the results of fiscal 1996 allows for a more meaningful analysis of the operations of the Partnership's ongoing operations. For comparison purposes only, if the operations of Lindsay had been excluded from revenue and expenses in the applicable periods of fiscal 1996, the Partnership's Statement of Operations for the three and six months ended April 30, 1997 compared with the same period in fiscal 1996 would have been as follows:

                    Three Months Ended April 30       Six Months Ended April 30
                      (dollars in thousands)           (dollars in thousands)
                   -----------------------------   ----------------------------
                         Pro   Amount                      Pro   Amount
                        Forma    of       %               Forma    of       %
                 1997   1996   Change   Change     1997   1996   Change   Change
                 -----  -----  ------   ------     -----  -----  -------  ------
Total revenue    $279     277       2      1%      $568    557      11       2%
Total expenses    218     271     (53)   (20%)      453    555    (102)    (19%)
                 ----    ----                      ----   ----

Net earnings     $ 61       6      55              $115      2     113
                 ====    ====     ===              ====   ====    ====

In analyzing the pro forma amounts shown above, which exclude the results of Lindsay, total revenue generated by the Partnership for the three and six months ended April 30, 1997 was $279,295 and $568,187, representing increases of $1,715 (1%) and $10,902 (2%) when compared with the corresponding periods in fiscal 1996. The Partnership's remaining property, Parkway Village Shopping Center ("Parkway") generated rental income of $476,679 for the first half of fiscal 1997, representing an increase of $6,247 (1%) when compared to the first half of fiscal 1996. Parkway Village's average occupancy increased to 99% from 94% in the corresponding quarter of fiscal 1996 and the average effective rental rate decreased $.48 to $9.48 for the second quarter of fiscal 1997, when compared with the second quarter of fiscal 1996.

Tenant reimbursements and other income decreased $1,828 (5%) and increased $1,240 (2%) for the three and six months ended April 30, 1997, respectively, when compared to the corresponding periods of fiscal 1996, due to the increased occupancy at Parkway which resulted in more reimbursable expenses billed back to tenants. The decrease in the current period is due to finalization of fiscal 1996 billings to tenants for common area maintenance charges.

A comparative summary of average occupancy and average effective rental rates for the Partnership's properties is presented below:

                                                         Three months ended
                                                              April 30,
                                                        ---------------------
Shopping Center                                          1997           1996
---------------                                         ------         ------
Parkway Village (102,356 net rentable square feet)
Average occupancy                                           99%           94%
Average effective rental rate/(a)/                       $9.48         $9.96

Lindsay-Main Plaza (37,000 net rentable square feet)
Average occupancy                                          N/A (b)        40%
Average effective rental rate/(a)/                         N/A (b)     $5.24

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

(b)  Lindsay-Main Plaza was sold on May 8, 1996.

Based on the pro forma amounts presented previously, total expenses incurred by the Partnership for the three and six months ended April 30, 1997 were $217,852 and $452,599, representing decreases of $53,055 (20%) and $102,816 (19%) when compared with the proforma quarters of fiscal 1996. Excluding the impact of the adoption of SFAS 121, expenses related to the operations of the Partnership's remaining real estate investment remained relatively constant in the second quarter of fiscal 1997 when compared to fiscal 1996. A decrease in property tax expense of $7,095 (20%) to $28,726 for the six months ended April 30, 1997 from $35,821 in the corresponding period of fiscal 1996 is due to the reassessment of commercial property taxes throughout the state of Utah. This decrease is offset by an increase in repair and maintenance expense of $6,086 (23%) to $32,460 for the six months ended April 30, 1997 compared to

$26,374 for the corresponding period in fiscal 1996. Heavier snowfall in the current year and roof repairs completed in the first quarter of fiscal 1997 are the primary reasons for the increase. Environmental expenses related to the remediation of dry cleaning solution contamination at Parkway, more fully discussed in Note 3 of the Financial Statements, amounted to $6,342 for the three months ended April 30, 1997. There were no expenses of this nature in the comparable quarter of fiscal 1996. General and administrative expense decreased $34,466 (43%) to $45,677 for the six months ended April 30, 1997 from $80,143 for the comparable period in fiscal 1996. This is the result of decreased professional fees and the inclusion of certain expenses related to the sale of one of the Partnership's former real estate investments in the first quarter of fiscal 1996.

Liquidity and Capital Resources

Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $817,860 at April 30, 1997, representing an increase of $149,926 when compared with fiscal 1996 year-end balances. Net cash provided by operating activities for the six months ended April 30, 1997 amounted to $187,475. As a result of the payment of property tax liabilities in the first quarter of fiscal 1997, property taxes payable decreased $37,242. The payable to Managing General Partner increased $56,564, to $84,782 at April 30, 1997, when compared to the fiscal 1996 year-end balance, primarily due to cash advances of approximately $20,000 in the current quarter and to the accrual of fees and reimbursable expenses related to operations in the first half of fiscal 1997.

Net cash used in investing activities in the second quarter of fiscal 1997 amounted to $2,732 and is comprised solely of deferred leasing costs included under the caption real estate held for sale on the balance sheet. The Partnership's deferred leasing costs in fiscal 1997 include costs related to lease commissions and tenant improvements associated with the leasing of vacant space to new tenants and the renewal of existing tenants at Parkway.

Net cash used by financing activities amounted to $34,817 in the first half of fiscal 1997, the result of reductions in mortgage principal related to the Parkway mortgage.

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

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of April 30, 1997, the Partnership had $817,860 in cash reserves, while the minimum required amount was $214,340. The Partnership intends to apply net cash flow generated from Partnership operations in fiscal 1997 to maintain sufficient cash reserves as determined by the Managing General Partner including amounts required to fund liabilities arising from the environmental contamination at Parkway, more fully discussed in Note 3 of the Financial Statements.

As of April 30, 1997 the Partnership has recorded its remaining real estate investment as property held for sale. The Managing General Partner is attempting to sell its remaining property ("Parkway") and liquidate the Partnership in 1997. However, there can be no assurances that the Partnership will sell Parkway in 1997. The Partnership's ability to sell Parkway may be adversely affected by the existence and remediation of the dry cleaning solution contamination at the property, as more fully described in Note 3 to the Financial Statements contained in Item 1 of this report. The Partnership has entered into a listing agreement with an unrelated real estate firm to act as the exclusive selling agent for the sale of Parkway. The Managing General Partner believes that the sale of this property, if consummated, will generate net proceeds to the Partnership after the payment of sales costs, closing costs and the mortgage payable at Parkway; however, the sale transaction may include cash at closing and deferred payments to the Partnership. The Partnership intends to apply net sales proceeds to first, pay its remaining liability to the Managing General Partner and the remaining costs of the liquidation of the Partnership and other liabilities as determined by the Managing General Partner arising out of or in connection with the operations of the Partnership and/or the sale of Parkway; then to make a final distribution to limited partners.

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


                                      BOETTCHER PENSION INVESTORS LTD.
                                      --------------------------------
                                                 (Registrant)

                                      By:  Boettcher Affiliated Investors L.P.
                                           Managing General Partner

                                           By:  Boettcher Properties, Ltd.
                                                Managing General Partner

                                                 By:  BPL Holdings, Inc.
                                                      Managing General Partner

Dated:  June 13, 1997                      By:  /s/Thomas M. Mansheim
                                                -----------------------------
                                                Thomas M. Mansheim
                                                Treasurer; Principal
                                                Financial and Accounting
                                                Officer of the Partnership