Form 10-Q
period 1997-07-31
BOETTCHER PENSION INVESTORS LTD
filed 1997-09-12
CIK 745895

                                                            Total # of Pages: 18


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 1997 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________TO __________


Commission File Number                      0-13219
                       ---------------------------------------------------------

                       BOETTCHER PENSION INVESTORS LTD.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             COLORADO                                         84-0948497
---------------------------------------               --------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification No.)


           77 West Wacker Drive
            Chicago, Illinois                                    60601
----------------------------------------              --------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code        (312) 574-6000
                                                   -----------------------------


          Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---     ---

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----

PART I.   Financial Information

          Item 1.   Financial Statements (unaudited)

          Balance Sheets -
            July 31, 1997 and October 31, 1996                                 3

          Statements of Operations -
            Three and nine months ended July 31, 1997 and 1996                 4

          Statement of Partners' Capital -
            Nine months ended July 31, 1997                                    5

          Statements of Cash Flows -
            Nine months ended July 31, 1997 and 1996                           6

          Notes to Financial Statements                                        7


          Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     12

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                           17

SIGNATURE                                                                     18

PART I.   Financial Information
          ---------------------

Item 1.  Financial Statements

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (unaudited)

                                              July 31,     October 31,
                 Assets                         1997          1996
                 ------                      ----------    ----------

Real estate investments:
  Property held for sale at cost, net        $        -    $6,535,765
    Less:  accumulated depreciation                   -      (557,822)
                                             ----------    ----------
                                                      -     5,977,943
Real estate held for sale                     6,041,334             -
Cash and cash equivalents at cost,
  which approximates market value               900,039       667,934
Deferred leasing costs, net of
  accumulated amortization of $34,414                 -        60,756
Accounts receivable and other assets, net
  of allowances of $109,545 and $77,727,
  respectively                                   41,828        42,918
                                             ----------    ----------
                                             $6,983,201    $6,749,551
                                             ==========    ==========

    Liabilities and Partners' Capital
    ---------------------------------

Mortgage payable                             $5,699,528    $5,755,906
Accounts payable and accrued liabilities         17,505        23,191
Payable to managing general partner             106,310        28,218
Property taxes payable                           38,482        59,232
Accrued interest payable                         45,121             -
Other liabilities                                21,039        23,912
                                             ----------    ----------
    Total liabilities                         5,927,985     5,890,459

Partners' capital:
  General partners                              (35,857)      (35,857)
  Limited partners                            1,091,073       894,949
                                             ----------    ----------
    Total partners' capital                   1,055,216       859,092
                                             ----------    ----------
                                             $6,983,201    $6,749,551
                                             ==========    ==========

See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Operations
               Three and nine months ended July 31, 1997 and 1996
                                  (unaudited)

                                            Three months ended           Nine months ended
                                                 July 31,                    July 31,
                                            ------------------           -----------------
                                              1997      1996              1997      1996
                                              ----      ----              ----      ----
Revenue:
  Rental income                             $239,052  $227,625          $715,731  $738,044
  Tenant reimbursements
   and other income                           42,578    43,682           118,082   136,909
  Interest income                              9,704     9,783            25,708    22,372
                                            --------  --------          --------  --------
                                             291,334   281,090           859,521   897,325
                                            --------  --------          --------  --------

Expenses:
  Interest                                   135,535   137,497           408,119   413,867
  Depreciation and amortization                    -    44,784                 -   148,810
  Property taxes                              16,492    18,262            45,218    64,816
  Fees and reimbursements to
   managing general partner                    5,655     5,599            18,782    16,540
  Other management fees                       10,717    11,328            32,510    38,384
  Repairs and maintenance                     20,425    17,558            52,885    54,524
  Utilities                                    5,758     6,808            16,028    27,286
  General and administrative                  12,652     8,766            58,329    94,714
  Environmental                                3,564         -            31,526         -
                                            --------  --------          --------  --------
                                             210,798   250,602           663,397   858,941
                                            --------  --------          --------  --------
    Earnings from operations                  80,536    30,488           196,124    38,384
                                            --------  --------          --------  --------
  Loss on sale of real estate investment           -   (15,284)                -   (15,284)
                                            --------  --------          --------  --------
    Net earnings                            $ 80,536  $ 15,204          $196,124  $ 23,100
                                            ========  ========          ========  ========

Net earnings per limited
 partnership unit using the weighted
 average number of limited partnership
 units outstanding of 10,717                $  7.51   $   1.42          $  18.30  $   2.16
                                            =======   ========          ========  ========

See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Statement of Partners' Capital
                        Nine months ended July 31, 1997
                                  (unaudited)


                                                                       Total
                                             General      Limited     partners'
                                             partners     partners     capital
                                             --------     --------     -------

   Capital (deficit) at November 1, 1996     $(35,857)   $  894,949  $  859,092

   Net earnings for the nine months
     ended July 31, 1997                            -       196,124     196,124
                                            ---------    ----------  ----------

   Capital (deficit) at July 31, 1997        $(35,857)   $1,091,073  $1,055,216
                                            =========    ==========  ==========


   See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                    Nine months ended July 31, 1997 and 1996
                                  (unaudited)

                                                            Nine months ended
                                                                July 31,
                                                          ---------------------
                                                            1997        1996
                                                            ----        ----
  Cash flows from operating activities:
  Net earnings                                            $196,124   $  23,100
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Loss on sale of real estate investment                     -      15,284
      Depreciation and amortization                              -     148,810
  Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable
        and other assets                                     1,090     (15,349)
      Decrease in accounts payable
        and accrued liabilities                             (5,686)    (40,096)
      Increase in payable to managing
        general partner                                     78,092     171,128
      Decrease in property taxes payable                   (20,750)    (23,476)
      Increase (decrease) in accrued
        interest payable                                    45,121        (455)
      Decrease in other liabilities                         (2,873)     (4,715)
                                                          --------   ---------
  Net cash provided by operating activities                291,118     274,231
                                                          --------   ---------

Cash flows provided by (used in) investing activities:
  Net proceeds from sale of real estate investment               -     863,534
  Additions to real estate held for sale                    (2,635)          -
  Increase in deferred leasing costs                             -     (44,331)
                                                          --------   ---------
  Net cash provided by (used in) investing activities       (2,635)    819,203
                                                          --------   ---------

Cash flows used by financing activities:
  Distribution to limited partners                               -    (760,907)
  Reduction in mortgage payable                            (56,378)    (57,472)
                                                          --------   ---------
  Net cash used by financing activities                    (56,378)   (818,379)
                                                          --------   ---------

Net increase in cash and cash equivalents                  232,105     275,055

Cash and cash equivalents at October 31                    667,934     515,751
                                                          --------   ---------

Cash and cash equivalents at July 31                      $900,039   $ 790,806
                                                          ========   =========

Supplemental schedule of cash flow information:
  Interest paid in cash during the period                 $362,997   $ 414,323
                                                          ========   =========

See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 July 31, 1997
                                 (unaudited)

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

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 July 31, 1997
                                  (unaudited)

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

     The Partnership estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Partnership's estimate of its bad debts. At July 31, 1997, the Partnership had $109,545 of tenant receivables from current and former tenants of the Parkway Village Shopping Center for which an allowance for doubtful accounts have been established.

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

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 July 31, 1997
                                  (unaudited)

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

     Statements of Cash Flows
     For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following:

                                                   As of July 31,
                                                   1997         1996
                                                ---------     --------
     Money market fund
     Operating cash                              $886,015     $777,600
                                                   14,024       13,206
      Cash and cash equivalents                  --------     --------
                                                 $900,039     $790,806
                                                 ========     ========

     Reclassifications
     Certain prior year amounts have been reclassified for comparability with fiscal 1997 financial statement presentation.

(3)  Real Estate Investment

     Parkway Village Shopping Center

     In fiscal 1995, a non sudden release of a dry cleaning solution, tetrachloroethylene (PERC), was reported by the dry cleaning tenant (the Tenant) at Parkway Village Shopping Center ("Parkway") to the State of Utah Department of Environmental Quality (DEQ). The Tenant, utilizing the services of an environmental consulting firm, investigated the extent of the PERC release and its effect on soil and groundwater in the vicinity. The DEQ is monitoring the Tenant's progress. Although the Tenant is responsible for the costs of any required remediation, should the Tenant be unable to complete the required work due to limitations of its financial resources, it is likely that the Partnership, as owner of Parkway, would be required to complete the needed remediation. The Partnership has been advised that groundwater contamination has occurred and the Partnership on behalf of and in cooperation with the tenant, is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $78,000 to date on the above mentioned testing as well as legal representation in connection with the PERC release. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. The Partnership has commenced legal action against the Tenant to recover amounts expended by the Partnership with respect to environmental remediation. Due to groundwater contamination, the Partnership may incur significant additional

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 July 31, 1997
                                  (unaudited)
--------------------------------------------------------------------------------

     remediation costs. The estimate of costs and their timing of payment could change as a result of (1) changes to a remediation plan required by the DEQ, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation rates and rates assumed in preparing the estimate. The ultimate resolution of this matter and its impact on the Partnership's financial statements is uncertain.

(4)  Transactions with Related Parties
     ---------------------------------

     BAILP is the Managing Agent of the Partnership and is paid property management, loan servicing, and acquisition fees for its services to the Partnership. The property management fee is equal to 5% of gross receipts from the properties, less management fees paid to others. The property management fee earned by BAILP amounted to $8,873 for the nine months ended July 31, 1997.

     The Partnership also reimburses BAILP for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due BAILP for such reimbursements amounted to $9,909 for the nine months ended July 31, 1997.

(5)  Property Held for Sale
     ----------------------

     As of July 31, 1997, the Partnership has recorded its remaining real estate investment as property held for sale. The Managing General Partner is attempting to sell the remaining property ("Parkway") and liquidate the Partnership in 1997.

     On July 14, 1997, the Partnership entered into a contract to sell the land, related improvements and personal property of the retail center known as Parkway Village Shopping Center ("Parkway") located in Provo, Utah to an unrelated third party for $8,500,000. The prospective purchaser's due diligence period expired on August 25, 1997. The sale of Parkway is now primarily contingent upon the majority vote of the Partnership's limited partners to approve the sale, as provided in the Partnership agreement, on or before November 17, 1997. Closing is subject to customary conditions. If the prospective purchaser does not close for reasons other than the fault of the Partnership, the Partnership will be entitled to keep an aggregate of $100,000 of earnest money.

     Contingent upon the closing of the proposed sale and majority vote of the Partnership's limited partners to approve, the Managing General Partner will proceed to dissolve and liquidate the Partnership in accordance with the Partnership agreement.

                       BOETTCHER PENSION INVESTORS LTD.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                July 31, 1997
                                 (unaudited)

--------------------------------------------------------------------------------

  The estimated gain recognized from the sale of Parkway and estimated distribution of available funds in liquidation of the Partnership to Limited Partners as of July 31, 1997 has been computed on a pro forma basis assuming the Partnership had sold Parkway, liquidated and dissolved as of July 31, 1997:

Gain on sale of real estate investment:
---------------------------------------
     Total contract sale price                                                   $ 8,500,000
       Less:  Net book value of real estate investment                            (6,041,334)
              Selling commission                                                    (302,500)
              Other expenses of sale (primarily legal fees
               and title insurance)                                                  (75,000)
                                                                                 -----------
     Gain on sale                                                                  2,081,166
     Write off of non-cash assets                                                    (41,828)
     Estimated expenses of liquidation and dissolution                               (15,000)
                                                                                 -----------
     Net gain on sale and dissolution                                            $ 2,024,338
                                                                                 ===========

  Distribution to Partners:
  -------------------------
     Total contract sale price                                                   $ 8,500,000
     Selling commission                                                             (302,500)
     Other expenses of sale (primarily legal fees and title insurance)               (75,000)
         Less:  Current liabilities of Parkway (including mortgage payable)       (5,821,675)
                                                                                 -----------
         Adjusted cash received                                                    2,300,825

              Add:   Current liquid assets of the Partnership                        900,039
              Less:  Outstanding debt to Managing General Partner                    (90,846)
                     Estimated expenses of liquidation and dissolution               (15,000)
                                                                                 -----------
              Cash available for final distribution                              $ 3,095,018
                                                                                 ===========

              Distribution to Limited Partners per $1,000 unit                   $       288
                                                                                 ===========

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
and Operations
--------------

Forward-Looking Statements
--------------------------

This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing the Managing General Partner's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," or the negation thereof or other variations thereon or comparable terminology as they relate to the Partnership or its management are intended to identify forward-looking statements. The actual results of the Partnership could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Partnership's ability to sell its remaining real estate investment, the levels of rental income and expenses relating to its real estate investment, and the extent of additional costs to complete environmental remediation at its remaining property. These risks and uncertainties are beyond the ability of the Managing General Partner to control; in many cases, the Managing General Partner cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.


Results of Operations
---------------------

For the three and nine months ended July 31, 1997, the Partnership generated total revenue of $291,334 and $859,521 and incurred total expenses in the amount of $210,798 and $663,397, resulting in net earnings of $80,536 and $196,124, respectively. The Partnership's net earnings increased $65,332 and $173,024 for the three and nine months ended July 31, 1997 when compared with the corresponding periods of fiscal 1996. The most significant factors affecting the Partnership's year to date results of operations as compared to the corresponding period in 1996 were decreased total revenues and expenses in most categories, as a result of the sale of Lindsay-Main Plaza ("Lindsay") in the third quarter of fiscal 1996, as well as the adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121") in fiscal 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of; specifically it requires the elimination of depreciation and amortization related to those long-lived assets to be disposed of. For the quarter ended July 31, 1997, depreciation and amortization related to the Partnership's real estate held for sale eliminated by the adoption of SFAS 121 approximated $50,000. The sale of Lindsay in the third quarter of fiscal 1996 resulted in a loss of $15,284.

A summary of the Partnership's operations and period-to-period comparisons is presented below:

                    Three Months Ended July 31      Nine Months Ended July 31
                      (dollars in thousands)          (dollars in thousands)
                    --------------------------      -------------------------
                               Amount                          Amount
                                 of        %                     of        %
                  1997   1996  Change    Change   1997   1996  Change    Change
                  -----  ----  -------  --------  -----  ----  -------  --------
Total revenue     $ 291   281      10        4%   $ 860   897     (37)      (4%)
Total expenses      211   251     (40)     (16%)    663   859    (196)     (23%)
                  -----  ----     ---             -----  ----    ----
Earnings from
  operations      $  80    30      50             $ 197    38     159
                  =====  ====     ===             =====  ====    ====

In making period-to-period comparisons, the exclusion of the operations of Lindsay from the results of fiscal 1996 allows for a more meaningful analysis of the operations of the Partnership's ongoing operations. For comparison purposes only, if the operations of Lindsay had been excluded from revenue and expenses in the applicable periods of fiscal 1996, the Partnership's Statement of Operations for the three and nine months ended July 31, 1997 compared with the same period in fiscal 1996 would have been as follows:

                   Three Months Ended July 31       Nine Months Ended July 31
                     (dollars in thousands)          (dollars in thousands)
                   ---------------------------      -------------------------
                          Pro   Amount                   Pro   Amount
                         Forma    of       %            Forma    of        %
                  1997   1996   Change  Change   1997   1996   Change    Change
                  -----  -----  ------  -------  -----  -----  -------  --------
Total revenue     $ 291    220      71      32%  $ 860    836      24        3%
Total expenses      211    196      15       8%    663    804    (141)     (18%)
                  -----   ----      --           -----   ----    ----
Earnings from
  operations      $  80     24      56           $ 197     32     165
                  =====   ====      ==           =====   ====    ====

In analyzing the pro forma amounts shown above, which exclude the results of Lindsay, total revenue generated by the Partnership for the three and nine months ended July 31, 1997 was $291,334 and $859,521, representing increases of $71,475 (33%) and $23,427 (3%) when compared with the corresponding periods in fiscal 1996. The Partnership's remaining property, Parkway Village Shopping Center ("Parkway") generated rental income of $715,731 for the nine months of 1997, representing an increase of $18,097 (3%) when compared to the corresponding period in 1996. Parkway Village's average occupancy increased to 98% from 96% in the corresponding quarter of fiscal 1996 and the average effective rental rate increased $.25 to $9.53 for the third quarter of fiscal 1997, when compared with the third quarter of fiscal 1996.

Tenant reimbursements and other income increased $19,717 (86%) and $1,994 (2%) for the three and nine months ended July 31, 1997, respectively, when compared to the corresponding periods of fiscal 1996, due to the increased occupancy at Parkway which resulted in more reimbursable expenses billed back to tenants.

Interest income increased $3,336 or 15% to $25,708 for the nine months ended July 31, 1997 from $22,372 for the corresponding period in 1996, primarily due to the maintenance of larger cash reserves in the current period.

A comparative summary of average occupancy and average effective rental rates for the Partnership's properties is presented below:

                                                    Three months ended
                                                         July 31,
                                                    ------------------

Shopping Center                                        1997    1996
---------------                                        ----    ----
Parkway Village (102,356 net rentable square feet)
Average occupancy                                        98%     96%
Average effective rental rate /(a)/                   $9.53   $9.28

(a) Average effective rental rates are stated in terms of an average annual rate per square foot. Effective rates take into account the effect of leasing concessions and bad debts. These rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the property.

Based on the pro forma amounts presented previously, total expenses incurred by the Partnership for the three and nine months ended July 31, 1997 were $210,798 and $663,397, representing decreases of $14,710 (8%) and $141,031 (18%) when compared with the proforma periods of fiscal 1996. Excluding the impact of the adoption of SFAS 121, expenses related to the operations of the Partnership's remaining real estate investment remained relatively constant in the fiscal 1997 when compared to fiscal 1996. A decrease in property tax expense of $8,373 (16%) to $45,218 for the nine months ended July 31, 1997 from $53,591 in the corresponding period of fiscal 1996 is due to the reassessment of commercial property taxes throughout the state of Utah. This decrease is offset by an increase in repair and maintenance expense of $9,415 (22%) to $52,885 for the nine months ended July 31, 1997 compared to $43,470 for the corresponding period in fiscal 1996. Heavier snowfall in the current year and roof repairs completed in the first quarter of fiscal 1997 are the primary reasons for the increase. Environmental expenses related to the remediation of dry cleaning solution contamination at Parkway, more fully discussed in Note 3 of the Financial Statements, amounted to $31,526 for the nine months ended July 31, 1997. There were no expenses of this nature in the comparable period of fiscal 1996.
General and administrative expense decreased $27,702 (32%) to $58,329 for the nine months ended July 31, 1997 from $86,031 for the comparable period in fiscal 1996. This is the result of decreased professional fees and the inclusion of certain expenses related to the sale of one of the Partnership's former real estate investments in the first quarter of fiscal 1996.

Liquidity and Capital Resources
-------------------------------

Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $900,039 at July 31, 1997, representing an increase of $232,105 when compared with fiscal 1996 year-end balances. Net cash provided by operating activities for the nine months ended July 31, 1997 amounted to $291,118. As a result of the payment of property tax liabilities in the first quarter of fiscal 1997, property taxes payable decreased $20,750. The payable to Managing

General Partner increased $78,092, to $106,310 at July 31, 1997, when compared to the fiscal 1996 year-end balance, primarily due to cash advances of approximately $59,310 in the current quarter and the accrual of fees and reimbursable expenses related to operations in the nine months ended July 31, 1997.

Net cash used in investing activities amounted to $2,635 for the nine months ended July 31, 1997 and is comprised solely of deferred leasing costs included under the caption real estate held for sale on the balance sheet. The Partnership's deferred leasing costs in fiscal 1997 include costs related to lease commissions and tenant improvements associated with the leasing of vacant space to new tenants and the renewal of existing tenants at Parkway.

Net cash used by financing activities amounted to $56,378 in the third quarter of fiscal 1997, the result of reductions in mortgage principal related to the Parkway mortgage.

To the knowledge of the Managing General Partner, the Partnership's remaining property is generally in good physical condition. In fiscal 1997, other than tenant finish costs and lease commissions associated with the ongoing leasing efforts at Parkway, there are no other material capital improvements planned. It is currently anticipated that the funds required for such expenditures would be made available either from cash flow generated from property operations or from Partnership cash reserves.

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of July 31, 1997, the Partnership had $900,039 in cash reserves, while the minimum required amount was $214,340. The Partnership intends to apply net cash flow generated from Partnership operations in fiscal 1997 to maintain sufficient cash reserves as determined by the Managing General Partner, including amounts required to fund liabilities arising from the environmental contamination at Parkway, more fully discussed in Note 3 of the Financial Statements.

As of July 31, 1997 the Partnership has recorded its remaining real estate investment as property held for sale. The Managing General Partner is attempting to sell its remaining property ("Parkway") and liquidate the Partnership in 1997.

On July 14, 1997, the Partnership entered into a contract to sell the land, related improvements and personal property of the retail center known as Parkway Village Shopping Center ("Parkway") located in Provo, Utah to an unrelated third party for $8,500,000. The prospective purchaser's due diligence period expired on August 25, 1997. The sale of Parkway is now primarily contingent upon the majority vote of the Partnership's limited partners to approve the sale, as provided in the Partnership agreement, on or before November 17, 1997. Closing is subject to customary conditions. If the prospective purchaser does not close for reasons other than the fault of the Partnership, the Partnership will be entitled to keep an aggregate of $100,000 of earnest money.

Contingent upon the closing of the proposed sale and majority vote of the Partnership's limited partners to approve, the Managing General Partner will proceed to dissolve and liquidate the Partnership in accordance with the Partnership agreement.

The estimated gain recognized from the sale of Parkway and estimated distribution of available funds in liquidation of the Partnership to Limited Partners as of July 31, 1997 has been computed on a pro forma basis assuming the Partnership had sold Parkway, liquidated and dissolved as of July 31, 1997:



  Gain on sale of real estate investment:
  ---------------------------------------
     Total contract sale price                                                   $8,500,000
       Less:  Net book value of real estate investment                           (6,041,334)
              Selling commission                                                   (302,500)
              Other expenses of sale (primarily legal
               fees and title insurance)                                            (75,000)
                                                                                 ----------
     Gain on sale                                                                 2,081,166
     Write off of non-cash assets                                                   (41,828)
     Estimated expenses of liquidation and dissolution                              (15,000)
                                                                                 ----------
     Net gain on sale and dissolution                                            $2,024,338
                                                                                 ==========

  Distribution to Partners:
  -------------------------
     Total contract sale price                                                   $8,500,000
     Selling commission                                                            (302,500)
     Other expenses of sale (primarily legal fees and title insurance)              (75,000)
       Less:  Current liabilities of Parkway (including mortgage payable)        (5,821,675)
                                                                                 ----------
       Adjusted cash received                                                     2,300,825

              Add:   Current liquid assets of the Partnership                       900,039
              Less:  Outstanding debt to Managing General Partner                   (90,846)
                     Estimated expenses of liquidation and dissolution              (15,000)
                                                                                 ----------
              Cash available for final distribution                              $3,095,018
                                                                                 ==========

              Distribution to Limited Partners per $1,000 unit                   $      288
                                                                                 ==========

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


                         BOETTCHER PENSION INVESTORS LTD.
                         --------------------------------
                                    (Registrant)

                         By:  Boettcher Affiliated Investors L.P.
                              Managing General Partner

                              By:   Boettcher Properties, Ltd.
                                    Managing General Partner

                                    By:  BPL Holdings, Inc.
                                         Managing General Partner

Dated:  September 12, 1997    By:   /s/Thomas M. Mansheim
                                    ------------------------------
                                    Thomas M. Mansheim
                                    Treasurer; Principal
                                    Financial and Accounting
                                    Officer of the Partnership