Form 10-K
period 1997-10-31
BOETTCHER PENSION INVESTORS LTD
filed 1998-02-17
CIK 745895

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended      October 31, 1997
                                --------------------
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


     For the transition period from              None         to      None
                                    ---------------------------- -----------------

     Commission file number         0-13219
                             ----------------------

                        BOETTCHER PENSION INVESTORS LTD.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------
                            COLORADO                                            84-0948497
-----------------------------------------------------------------  ------------------------------------


 (State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

                 77 West Wacker Drive, Chicago,                                   60601
-----------------------------------------------------------------  ------------------------------------
               (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code                    (312) 574-6000
                                                    ---------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                                  Name of each exchange on
          Title of each class                                        which registered on
          -------------------                                ------------------------------------------

None                                                                            None
-------------------------------------------                  ------------------------------------------

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

                                                             [X] Yes   [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of Affiliate in Rule 405, 17 C.F.R. 230.405.)

                                     INDEX

                                    PART 1                                              Page #'s
                                    ------                                              --------

Item 1.    Business                                                                        3
Item 2.    Properties                                                                      6
Item 3.    Legal Proceedings                                                               7
Item 4.    Submission of Matters to a Vote of Holders of Limited Partnership Interests     7


                                    PART II
                                    -------


Item 5.    Market for the Registrant's Limited Partnership Interests and Related
           Limited Partner Matters                                                         8
Item 6.    Selected Financial Data                                                         9
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                           9
Item 8.    Financial Statements and Supplementary Data                                    16
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                           30


                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Registrant                             30
Item 11.   Executive Compensation                                                         32
Item 12.   Security Ownership of Certain Beneficial Owners and Management                 32
Item 13.   Certain Relationships and Related Transactions                                 33


                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                 34

SIGNATURES                                                                                40


Forward Looking Statements

The following discussion should be read in conjunction with the Partnership's financial statements and notes thereto contained in Item 8 of this report. In addition to historical information, this report contains forward-looking statements. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to the sale of assets of the Partnership, as well as assumptions relating to the foregoing.

Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this report, including the notes to the consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements include those discussed below.

                                     PART I

Item 1.     BUSINESS

General

Boettcher Pension Investors Ltd. (the "Partnership") was organized in May 1984 as a limited partnership under the Colorado Uniform Limited Partnership Act. The Partnership's primary business has been to invest in improved and unimproved real property on an unleveraged basis and to purchase or originate participating mortgage loans and land lease investments. At October 31, 1997, the Partnership owned and operated one shopping center located in Provo, Utah known as Parkway Village Shopping Center (the "Remaining Property" or "Parkway"), which the Partnership classified as held for sale as discussed in Notes 2 and 8 to the Financial Statements contained in Item 8 of this report. The Remaining Property is more fully described in Item 2 of this report.

The Partnership entered into a purchase and sale agreement, as amended or supplemented from time to time, effective July 14, 1997 (the "Purchase and Sale Agreement") for the sale of the Remaining Property. The sale of the Remaining Property closed on January 28, 1998 which resulted in the Partnership receiving gross proceeds of $8,500,000. The Partnership is currently in the process of liquidating and dissolving (i.e. "winding up" its business and affairs). The discussion of Business in Item 1 of this report is qualified in its entirety by the occurrence of the sale and the Partnership's winding up process.

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

As of October 31, 1997, the Partnership did not directly employ any individuals; it is, however, a party to a Management Agreement with the Managing General Partner. Under the terms of the Management Agreement, the Managing General Partner is responsible for the day-to-day operations of the Partnership and operating and managing its investments. All regular employees rendering service on behalf of the Partnership are employees of BPL or its affiliates. The real estate assets are owned directly by the Partnership and are managed by independent, third-party property managers who perform daily property management services.

For the fiscal year ended October 31, 1997, gross rents generated by the Partnership's real estate investment, including reimbursements by tenants of property operating expenses, represented 97% of total Partnership revenue. Monthly rental income is derived from tenant leases at the Remaining Property. Lease terms vary from one year to five years for most tenants, and to twenty-five years for major anchor tenants. The majority of these commercial leases permit the pass through by the Partnership of taxes, insurance and common area operating costs to the tenants.

Competition

The Partnership faces active competition in all aspects of its business. In its operating stage, the Partnership competes with entities which own properties similar in type to that owned by the Partnership. The ability of the Partnership to compete with these entities depends on many factors, including the location, size, condition of its facilities and the availability of similar facilities. When comparable space is available in a general location, the Partnership competes through rental rates and lease terms, among other variables. While marketing the Remaining Property for sale, the Partnership competed with other income-producing properties for prospective purchasers. While no statistical information is currently available to delineate the Partnership's competitive position, many of its competitors are believed to have assets and revenues greater than those of the Partnership.

Cash Reserves

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of October 31, 1997, the Partnership had cash reserves of $1,010,289, while the required minimum amount was $214,340. On February 12, 1998, subsequent to the closing of the sale of the Remaining Property, the Partnership made an initial distribution of $275 per limited partnership unit ("Unit") out of the Partnership's available cash. The Partnership retained approximately $380,000 to establish reserves for the payment of the Partnership's remaining debts and liabilities, to cover contingent liabilities resulting from the Partnership's previous ownership of the Remaining Property, and to cover the costs and expenses associated with the Partnership's liquidation and dissolution. The Partnership may make one or more interim distributions during its winding up process as contingent liabilities lapse and the time of the liquidation and dissolution becomes more certain. Upon liquidation and dissolution the Partnership will make a final distribution of its remaining cash, constituting the remaining asset of the Partnership, to the limited partners. For additional information on the Partnership's liquidity and winding up process refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

Sale of Parkway Village Shopping Center

The Partnership attempted to sell the Remaining Property in the fiscal year ended October 31, 1997. The existence of environmental contamination limited the potential buyers of the Remaining Property to entrepreneurial investors. Despite the limited marketability of the Remaining Property, the Partnership entered into the Purchase and Sale Agreement, which became effective on July 14, 1997, for the sale of the Remaining Property for a sale price of $8,500,000. Certain contingencies delayed the expected sale closing date into the early part of 1998. On January 28, 1998 the Partnership closed on the sale of the Remaining Property and repaid the mortgage secured by the Remaining Property and certain other customary closing expenses. For more information regarding the sale of the Remaining Property and the Partnership's winding up process see the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

Other Factors

Seasonal weather conditions do not have a material impact on the operations of the Remaining Property, although the usage of water, gas and electricity and the attendant expense, to the extent not paid by the tenants, may vary according to the particular season.

With the exception of the environmental assessment undertaken at Parkway, federal, state and local laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, do not presently have a material effect on the operations of the Remaining Property nor on the capital expenditures, earnings or competitive position of the Partnership and no material effect is anticipated in the future.

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

Item 2.  PROPERTIES

Pursuant to the Purchase and Sale Agreement the Partnership sold the Remaining Property. The discussion of Properties in Item 2 of this report is qualified in its entirety by the occurrence of this sale and the Partnership's winding up process.

At October 31, 1997, the Partnership owned and operated one shopping center as more fully described below:


Name and Location                  General Character of Property
-----------------                  -----------------------------
Parkway Village Shopping Center    4-building shopping center containing
2255 N. University Parkway         approximately 102,000 square feet of
Provo, Utah                        net rentable area on approximately 10.05 acres of land.

As of October 31, 1997 the Partnership continues to classify the Remaining Property as real estate held for sale.

For information regarding the indebtedness to which the Remaining Property is subject, see Note 3 to the Financial Statements contained in Item 8 of this report.

For information regarding the sale of the Remaining Property, see Management's Discussion and analysis of Financial condition and Results of Operations on Item 7 of this report.

Average weighted occupancies and weighted average effective rental rates generated by the Partnership's real estate investment in the five fiscal years ended October 31, 1997 were as follows:


                          1st     2nd    3rd    4th
                          Qtr     Qtr    Qtr    Qtr    Fiscal   Fiscal   Fiscal   Fiscal   Fiscal
Shopping Center           1997   1997   1997    1997    1997     1996     1995     1994     1993
-----------------------  ------  -----  -----  ------  -------  -------  -------  -------  -------
Parkway Village
Average occupancy(b)        99%    99%    98%     98%      98%      97%      98%     100%      99%
Average effective
  rental rate per
  square foot (a) (b)    $9.37   9.47   9.53   10.02     9.60     9.52     9.13     8.95     8.37

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

Parkway has one tenant occupying 10% or more of the total rentable square footage. Albertson's Food Market is a party to a 25 year lease expiring February 28, 2008 at the property and is a provider of full service grocery products. The rent per annum is approximately $265,600. Albertson's has the option of renewing the lease for nine consecutive 5-year lease terms.

The following table sets forth, by property, a schedule of lease expirations for the next ten years, including: (a) the number of tenants whose leases will expire, (b) the total area in square feet covered by such leases, (c) the annual rental represented by such leases, and (d) the percentage of gross annual rental represented by such leases.


As of October 31, 1997:
Parkway Village Shopping Center
-------------------------------
                                                                      Lease Expiration Dates
                                      1998       1999      2000      2001      2002      2003    2004    2005    2006       2007
                                   -------   --------   -------   -------   -------   -------   -----   -----   -----   --------
No. of tenants                          5          8         6         1         1         1       0       0       0          1
Total square footage               15,159     13,400    10,440     6,000     1,575     1,752       0       0       0      7,200
Annual rent                       $39,707   $159,438   $99,955   $99,375   $18,900   $16,644   $   0   $   0   $   0   $136,800
% of gross annual rent                 4.7%      19.1%     12.0%     11.9%      2.3%      2.0%    0.0%    0.0%    0.0%      16.4%


Item 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership is a party or of which the Remaining Property is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF LIMITED
        PARTNERSHIP INTERESTS

There have been no matters submitted to a vote of holders of Limited Partnership Interests (the "Units") during the fiscal year which is covered by this report. However, on November 13, 1997, in connection with a proxy solicitation, a special meeting of the limited partners was held for the purpose of obtaining approval of the sale of the Remaining Property and the subsequent liquidation and dissolution of the Partnership. The Partnership Agreement required a simple majority (5,466) of Units for approval of the sale and subsequent liquidation and dissolution of the Partnership. 5,993 Units voted in favor of the sale of the Remaining Property and the subsequent liquidation and dissolution of the Partnership resulting in approval of the proposal.

                                    PART II
                                    -------

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED LIMITED PARTNER MATTERS

At October 31, 1997, 10,717 Units were outstanding and held by approximately 850 limited partners. The Partnership is not aware of any group or group of persons who beneficially owns more than 5% of the outstanding Units.

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

The Partnership Agreement provides that after January 1, 1987, under certain circumstances, the General Partners may repurchase the Units held by limited partners desiring to sell their Units. At October 31, 1997, the General Partners had not established the Repurchase Fund as provided for in the Partnership Agreement as they had not received any distribution of cash flow from Partnership operations since the inception of the Partnership.

Net earnings for the fiscal year ended October 31, 1997 were less than the 9% Current Distribution Preference of the limited partners as provided in the Partnership Agreement and, accordingly, were allocated solely to the limited partners.

Until fiscal 1996, the Partnership made consecutive quarterly cash distributions to limited partners from cash flow generated by Partnership operations. In fiscal 1996, the Partnership distributed a total of $760,907 ($71 per $1,000
Unit) to limited partners as generated by the sale of Lindsay Main Plaza. At the discretion of the Managing General Partner, no other distributions were made from cash flow generated by Partnership operations in fiscal 1996 in order to build additional cash reserves related to the environmental contamination at Parkway. For additional information regarding the environmental contamination see Note 7 to the Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Condition and Operating results in Item 7 of this report. The following table sets forth a summary of distributions made to limited partners for the three years ended October 31, 1997 on an aggregate and per unit basis:


                        1997             1996               1995
                        -----            ----               ----
                             Per               Per                 Per
Distributions        Total  Unit    Total     Unit      Total     Unit
-------------        -----  ----  ---------  ------   ---------  -------
From operations      $   -     -  $ 14,864   $ 1.39  $  269,287  $ 25.13
Return of Capital        -     -   746,043    69.61   2,431,394   226.87
                     -----  ----  --------   ------  ----------  -------
Total                $   -     -  $760,907   $71.00  $2,700,681  $252.00
                     =====  ====  ========   ======  ==========  =======

The Partnership made a distribution of $275 per Unit on February 12, 1998 out of the Partnership's available cash. The Partnership may make one or more additional distributions during its winding up process as contingent liabilities lapse and the time of the liquidation and dissolution becomes more certain. Upon liquidation and dissolution, the Partnership will make a final distribution of its remaining cash, constituting the remaining asset of the Partnership to the limited partners. For additional information on the Partnership's liquidity and winding up process refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

Item 6.  SELECTED FINANCIAL DATA

                        BOETTCHER PENSION INVESTORS LTD.
                           Selected Financial Data(a)
                    As of or for the years ended October 31,
                    ----------------------------------------

                               1997        1996         1995        1994        1993
                            ----------  -----------  ----------  ----------  ----------

Total revenue               $1,171,408  $1,192,846   $1,519,252  $1,581,014  $  954,808
                            ==========  ==========   ==========  ==========  ==========

Earnings from operations    $  342,317  $   14,864   $  269,287  $  307,261  $  145,249
Gain (loss) on sale of
  real estate investment             -     (20,402)     684,856           -           -
                            ----------  ----------   ----------  ----------  ----------
Net earnings(loss)          $  342,317  $   (5,538)  $  954,143  $  307,261  $  145,249
                            ==========  ==========   ==========  ==========  ==========

Per Unit(b)
   Net earnings(loss)       $    31.94  $     (.52)  $    89.03  $    28.67  $    13.55
   Cash distributions       $        -  $    71.00   $   252.00  $    47.50  $    10.00

Total assets                $7,116,123  $6,749,551   $7,704,500  $9,475,573  $9,789,517
Mortgage payable            $5,677,453  $5,755,906   $5,840,260  $5,910,814  $5,975,906

(a) The selected financial data should be read in conjunction with the Financial Statements and related Notes as contained in Item 8 of this report.

(b) Per Unit data is based upon 10,717 weighted average Units outstanding during each fiscal year.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership, pursuant to the Purchase and Sale Agreement, closed the sale of the Remaining Property on January 28, 1998 and the Partnership is currently in the process of liquidating and dissolving (i.e. "winding up" its business and affairs). Management's Discussion and Analysis of Financial Condition and Results of Operations is qualified in its entirety by the occurrence of the sale and the Partnership's winding up process.

Results of Operations
October 31, 1997 marked the close of the Partnership's fourteenth year of operations. During the fiscal year ended October 31, 1997, the Partnership owned and operated one shopping center, located in Provo, Utah known as Parkway Village Shopping Center ("Parkway" or the "Remaining Property") which the Partnership classified as held for sale as of October 31, 1997.

1997 as Compared to 1996:

For the fiscal year ended October 31, 1997, the Partnership generated total revenue of $1,171,408, and incurred total expenses of $829,091, resulting in earnings from operations of $342,317. The Partnership's fiscal 1997 operating earnings increased $327,453 when compared with fiscal 1996. The increase in income from operations is due primarily to the adoption of Statement of Financial Accounting Standards No. 121. ("SFAS 121") in fiscal 1997. SFAS 121 addresses the accounting for long-lived assets that are expected to be disposed of, and has accordingly eliminated depreciation and amortization related to the Partnership's long-lived assets held for sale. For the year ended October 31, 1997 no depreciation or amortization related to the Partnership's real estate held for sale was recorded. In fiscal 1996, the depreciation and amortization related to this asset amounted to approximately $182,000. Due to the sale of its real estate investment, Lindsay-Main Plaza ("Lindsay"), in the third quarter of fiscal 1996, as more fully discussed in Note 2 to the Financial Statements contained in Item 8 of this report, which resulted in a loss of $20,402, the Partnership recorded a net loss of $5,538 for the year ended October 31, 1996. There were no sales of real estate investments during the fiscal year ended October 31, 1997. Total revenue decreased, primarily rental and other income, and total expenses decreased in most categories, primarily due to the sale of Lindsay. A summary of the Partnership's operations and period-to-period comparisons is presented below.


                               October 31
                             (in thousands)    Amount       %
                              1997    1996   of Change    Change
                             ------  ------  ----------  --------

Total revenue                $1,171   1,193        (22)      (2%)
Total expenses                  829   1,178       (349)     (30%)
                             ------  ------      -----

Operating earnings (loss)    $  342      15        327
                             ======  ======      =====

When making period-to-period comparisons, the exclusion of Lindsay's operations from the prior fiscal year's results allows for a more meaningful analysis of the operations of the Partnership's remaining investment. For comparison purposes only, Lindsay's results of operations have been excluded in fiscal 1996 in the table below.


                                        October 31
                                      (In Thousands)
                                      --------------
                                      Pro   Amount
                                     Forma    of        %
                              1997   1996   Change    Change
                             ------  -----  -------  --------

Total revenue                $1,171  1,126      45        4%
Total expenses                  829  1,123    (294)     (26%)
                             ------  -----    ----

Operating earnings (loss)    $  342      3     339
                             ======  =====    ====

Based upon the proforma amounts presented above, total revenue generated by the Partnership amounted to $1,171,408, representing an increase of $44,911 (4%) when compared with fiscal 1996. The Partnership's Remaining Property generated rental income of $967,204 in fiscal 1997, which represents an increase of $30,955 (3%) when compared with the proforma amounts of fiscal 1996. Parkway achieved an average occupancy of 98% and an average effective rental rate per square foot of $9.60, representing an increase of 1% and an increase of $.08, respectively, when compared with fiscal 1996. For additional information on the historical average occupancies and average effective rental rates of the Partnership's Remaining Property, refer to the table provided in Item 2 of this report. Tenant reimbursements and other income generated by Parkway increased $7,962 (5%) in fiscal 1997 when compared with fiscal 1996 due to increased tenant billings in the current fiscal year. Interest income increased $5,994 (19%) in fiscal 1997 when compared with fiscal 1996 primarily due to the maintenance of larger cash reserve balances in the current fiscal year.

Based on the proforma amounts presented above, total expenses incurred by the Partnership amounted to $829,091 in fiscal 1997, representing a decrease of $294,381 (26%) when compared with the proforma amounts of fiscal 1996. Excluding the impact of the adoption of SFAS 121, expenses related to the operations of the Partnership's remaining real estate investment remained relatively constant in the fiscal 1997 when compared to fiscal 1996. A decrease in property tax expense of $9,650 (14%) to $61,711 for fiscal 1997 from $71,360 in the corresponding period of fiscal 1996 is due to the reassessment of commercial property taxes throughout the state of Utah. This decrease is offset by an increase in repair and maintenance expense of $8,223 (13%) to $69,540 for fiscal 1997 compared to $61,317 for the corresponding period in fiscal 1996. Heavier snowfall in the current year and roof repairs completed in the first quarter of fiscal 1997 are the primary reasons for the increase. General and administrative expense decreased $44,510 (38%) to $74,020 for the fiscal year 1997 from $118,530 for the comparable period in fiscal 1996. This is the result of the write-off of certain former tenants' receivables in fiscal 1996 and the payment of certain expenses related to the sale of one of the Partnership's former real estate investments in the first quarter of fiscal 1996. See further discussion under "1996 as compared to 1995" below.

1996 as Compared to 1995:

For the fiscal year ended October 31,1996, the Partnership generated total revenue of $1,192,846, and incurred total expenses of $1,177,982, resulting in earnings from operations of $14,864. The Partnership's fiscal 1996 operating earnings decreased $254,423 (94%) when compared with fiscal 1995. A loss on the sale of its real estate investment in Lindsay in the amount $20,402, was recorded in the third quarter of fiscal 1996 as more fully discussed in Note 2 to the Financial Statements contained in Item 8 of this report. Due to the loss on sale of real estate investments, the Partnership reported a net loss of $5,538. Total revenue decreased, primarily rental and other income, and total expenses decreased in most categories, primarily due to the sale of Lindsay. A summary of the Partnership's operations and period-to-period comparisons is presented below.

When making period-to-period comparisons, the exclusion of Lindsay's operations from the current and prior fiscal year's results allows for a more meaningful analysis of the operations of the Partnership's remaining investment. For comparison purposes only, Lindsay's results of operations have been excluded in both fiscal 1996 and 1995 and the operations of Clackamas Corner Shopping Center ("Clackamas"), which was sold in fiscal 1995, also more fully discussed in Note 2 to Financial Statements contained in Item 8 of this report have been excluded from fiscal 1995 in the table below.

                                       October 31
                                     (In Thousands)
                                     --------------
                              Pro     Pro   Amount
                             Forma   Forma    of        %
                              1996   1995   Change   Change
                             ------  -----  -------  -------

Total revenue                $1,126  1,083      43        4%
Total expenses                1,123  1,004     119       12%
                             ------  -----     ---
Operating earnings (loss)    $    3     79     (76)
                             ======  =====     ===

Based upon the proforma amounts presented above, total revenue generated by the Partnership, excluding Lindsay, amounted to $1,126,497 in fiscal 1996, representing an increase of $43,521 (4%) compared with fiscal 1995. The Partnership's remaining property generated rental income of $936,249 in fiscal 1996, which represents an increase of $25,250 (3%) when compared with fiscal 1995. Parkway achieved an average occupancy of 97% and an average effective rental rate per square foot of $9.52, representing a decrease of 1% and an increase of $.39, respectively, when compared with fiscal 1995. For additional information on the average occupancies and average effective rental rates for the Partnership's real estate investments, refer to the table provided in Item 2 of this report. Tenant reimbursement income generated by Parkway increased $6,271 (4%) in fiscal 1996 when compared with fiscal 1995 due to increased tenant billings in the current fiscal year. Other income increased $12,000 (64%) in fiscal 1996 when compared with fiscal 1995 primarily as a result of increased interest earned by the Partnership due to the maintenance of larger cash reserve balances.

Based upon the proforma amounts provided above, total expenses, excluding Lindsay, incurred by the Partnership amounted to $1,123,471 in fiscal 1996, an increase of $119,622 (12%) when compared with fiscal 1995. Several factors significantly impacted the Partnership's results of operations in fiscal 1996 that the Managing General Partner deems non-recurring in nature. First, the payment of approximately $26,500 of expenses related to the completion of the sale of Clackamas in the second quarter of fiscal 1996. Specifically, the sale of the property included the Partnership's reimbursement to the buyer for tenant improvement costs related to a newly negotiated lease. At the time of sale, the costs were estimated and included in the Partnership's Statement of Operations at October 31, 1995. Subsequently, the estimates were modified, resulting in this additional expenditure. This amount is included in the Partnership's general and administrative expense category. Second, during the second and fourth quarters of fiscal 1996, the Partnership reserved approximately $33,700 for bad debts related to the unsuccessful collection of past due rents from several former tenants at Parkway. This amount is also included in the general and administrative expense category. Other expense items with significant fluctuations on a proforma basis include a $46,157 increase in environmental-related expenses associated with the remediation of the PERC contamination at Parkway as more fully discussed below and in Note 7 to the Financial Statements contained in Item 8 of this report. Fees and reimbursements to the Managing General Partner decreased $6,639 (22%) for fiscal 1996 when compared to fiscal 1995 due to the decreased number of properties owned by the Partnership in the current year. Depreciation and amortization expense increased $11,522 (7%) for fiscal 1996 when compared to fiscal 1995 due to increased tenant turnover at Parkway resulting in the write-off of tenant improvement and lease commissions previously capitalized. All other expense items, including property taxes, repairs and maintenance and utilities, remained relatively unchanged in fiscal 1996 when compared to fiscal 1995.

Liquidity and Capital Resources

Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $1,010,289 at October 31, 1997, representing an increase of $342,355 when compared with fiscal 1996 year-end balances. This increase is primarily the result of the Managing General Partner's decision to suspend the quarterly distributions of Partnership cash flows to limited partners due to the continued analysis of potential environmental remediation costs at Parkway. Net cash provided by operating activities in fiscal 1997 amounted to $423,443. The payable to the Managing General Partner increased $101,618 to $129,836 due primarily to cash advances made by the Managing General Partner for Partnership expenses in fiscal 1997.

Net cash used by investing activities in fiscal 1997 amounted to $2,635 and is comprised solely of deferred leasing costs included under the caption real estate held for sale on the balance sheet. The Partnership's deferred leasing costs in fiscal 1997 include costs related to lease commissions and tenant improvements associated with the leasing of vacant space to new tenant and the renewal of existing tenants at Parkway.

Net cash used by financing activities amounted $78,453 in fiscal 1997, the result of reductions in mortgage principal related to the mortgage secured by Parkway.

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of October 31, 1997, the Partnership had $1,010,289 in cash reserves, while the minimum required amount was $214,340. On February 12, 1998, subsequent to the sale of the Remaining Property, the Partnership made an initial distribution of $275 per Unit out of the Partnership's available cash. The Partnership retained approximately $380,000 to establish reserves for the payment of the Partnership's previous ownership of the Remaining Property, and to cover the costs and expenses associated with the Partnership's liquidation and dissolution. The Partnership may make one or more interim distributions during its winding up process as contingent liabilities lapse and the time of the liquidation and dissolution becomes more certain. Upon liquidation and dissolution the Partnership will make a final distribution of its remaining cash, constituting the remaining asset of the Partnership to the limited partners.

The Partnership attempted to sell the Remaining Property during fiscal 1997 and accordingly classified the Remaining Property as held for sale. The existence of environmental contamination limited the potential buyers of the Remaining Property to entrepreneurial investors who, unlike many institutional investors or public real estate investment trusts, did not have financing or other constraints restricting them from purchasing real property subject to an ongoing environmental remediation project. Despite the limited marketability of the Remaining Property the Partnership entered into the Purchase and Sale Agreement. Certain contingencies delayed closing the sale of the Remaining Property into the 1998 fiscal year. The sale of the Remaining Property closed on January 28, 1998 and the Partnership received gross proceeds of $8,500,000. Upon closing the sale of the Remaining Property the Partnership used a portion of the proceeds to pay the mortgage secured by the Remaining Property and certain customary closing expenses. The Partnership is currently in the process of liquidating and dissolving (i.e. "winding up" its business and affairs). Once the liquidation and dissolution is completed, the operations and existence of the Partnership will cease. See Exhibit 99.1 for an analysis of the effect of the sale and subsequent liquidation on the Partnership's Balance Sheet and Statement of Operations as of October 31, 1997.

For information regarding the limited partners' approval of the sale of the Remaining Property and the liquidation and dissolution of the Partnership, in accordance with the terms of the Partnership Agreement see Submission of Matters to a Vote of the Holders of Limited Partnership Interests in Item 4 of this report.

During fiscal 1997, the Partnership continued the remediation of contamination caused by a dry cleaning solution, tetrachloroethylene (PERC), which had been reported by the dry cleaning tenant (the "Tenant") at the Remaining Property to the State of Utah Department of Environmental Quality ("DEQ") in fiscal 1995. The Tenant, utilizing the services of an environmental consulting firm, investigated the extent of the PERC release and its effect on soil and groundwater in the vicinity. The DEQ is monitoring the Tenant's progress. Although the Tenant is responsible for the costs of any required remediation, should the Tenant be unable to complete the required work due to limitations of its financial resources, it is likely that the Partnership, as owner of the Remaining Property, would be required to complete the needed remediation. The Partnership has been advised that groundwater contamination has occurred and the Partnership, on behalf of and in cooperation with the Tenant, is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $80,000 to date on related tests as well as legal representation in connection with the PERC release. As of October 31, 1997, the Tenant has failed to reimburse the Partnership for expenses of remediation. The Partnership has filed suit against the Tenant to recover its remediation expenses; however, there can be no assurance that the Partnership will recover any or all of such expenses from the Tenant. Accordingly, the Partnership has not recognized any income from possible recovery of such expenses. See Note 8 of the Notes to Financial Statements in
Item 8 of this report.

On May 8, 1996, the Partnership sold the land, related improvements and personal property of the retail center, Lindsay located at 116 North Lindsay, in Mesa, Arizona. The purchaser, GOV, Inc., is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations. Lindsay consists of a 1-building shopping center containing approximately 37,000 square feet of net rentable area on approximately 4.213 acres of land and one vacant undeveloped parcel of land consisting of approximately .934 acres. At the time of sale, Lindsay was approximately 38% leased and occupied.

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

On October 4, 1995, the Partnership sold the land, related improvements and personal property of the retail center known as Clackamas. The purchaser, Stephen M. Berrey, is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations. Clackamas consists of a one-building shopping center containing approximately 26,500 square feet of net rentable area on approximately 2.19 acres of land. At the time of sale, Clackamas was approximately 100% leased and occupied.

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
                                                                                         ==========

The Partnership recorded a net gain on sale of real estate investment of $684,856 related to this transaction, resulting from the excess of the net sales proceeds over the Partnership's net carrying value of Clackamas.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          The following Financial Statements of the Partnership are included herein:

            Independent Auditors' Report                      17

            Balance Sheets - October 31, 1997 and 1996        18

            Statements of Operations -
              Years ended October 31, 1997, 1996, and 1995    19

            Statements of Partners' Capital -
              Years ended October 31, 1997, 1996, and 1995    20

            Statements of Cash Flows -
              Years ended October 31, 1997, 1996 and 1995     21

            Notes to Financial Statements                     22


                          Independent Auditors' Report
                          ----------------------------


The Partners
Boettcher Pension Investors, Ltd.:

We have audited the accompanying balance sheets of Boettcher Pension Investors, Ltd. (a limited partnership) as of October 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended October 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 8 to the financial statements, Boettcher Pension Investors, Ltd. is in the process of winding up, liquidating its assets and dissolving, as provided in the Partnership Agreement. The Partnership's management's plans in regard to this matter are also discussed in Note 8.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boettcher Pension Investors, Ltd. as of October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1997, in conformity with generally accepted accounting principles.

                                KPMG Peat Marwick LLP



Denver, Colorado
January 26, 1998, except as to
paragraphs one and two of Note
8 which are as of February 12, 1998.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                           October 31, 1997 and 1996

                 Assets                         1997         1996
                 ------                      ----------   ----------

Real estate held for sale, at cost           $6,041,334   $6,038,699
Cash and cash equivalents at costs            1,010,289      667,934
Accounts receivable and other assets, net
  of allowances of $109,824 and $77,727,
  respectively                                   64,500       42,918
                                             ----------   ----------
                                             $7,116,123   $6,749,551
                                             ==========   ==========

Liabilities and Partners' Capital
---------------------------------
Mortgage payable                             $5,677,453   $5,755,906
Accounts payable and accrued liabilities         30,854       23,191
Payable to managing general partner             129,836       28,218
Property taxes payable                           54,974       59,232
Other liabilities                                21,597       23,912
                                             ----------   ----------
         Total Liabilities                    5,914,714    5,890,459
                                             ----------   ----------

Partners' Capital:
     General partners                           (35,857)     (35,857)
     Limited partners                         1,237,266      894,949
                                             ----------   ----------
         Total Partners' Capital              1,201,409      859,092
                                             ----------   ----------
                                             $7,116,123   $6,749,551
                                             ==========   ==========

See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                           Statements of Operations
                 Years ended October 31, 1997, 1996, and 1995


                                              1997        1996         1995
                                           ----------  -----------  -----------

Revenue:
     Rental income                         $  967,204  $  981,777    $1,238,182
     Interest income, net                      36,857      30,863        20,016
     Tenant reimbursements
      and other income                        167,347     180,206       261,054
                                           ----------  ----------    ----------
                                            1,171,408   1,192,846     1,519,252
                                           ----------  ----------    ----------

Expenses:
     Interest                                 498,187     550,891       557,948
     Depreciation and amortization                  -     195,840       277,677
     Property taxes                            61,711      82,585       123,361
     Fees and reimbursements to
      managing general partner                 25,963      23,201        29,840
     Other management fees                     44,176      49,184        61,756
     Repairs and maintenance                   69,541      72,370        90,898
     Utilities                                 21,558      34,267        44,514
     General and administrative                74,020     123,487        63,971
     Environmental                             33,935      46,157             -
                                           ----------  ----------    ----------
                                              829,091   1,177,982     1,249,965
                                           ----------  ----------    ----------

     Earnings from operations                 342,317      14,864       269,287

     Gain (loss) on sale of real estate
      investment                                    -     (20,402)      684,856
                                           ----------  ----------    ----------

     Net earnings (loss)                   $  342,317  $   (5,538)   $  954,143
                                           ==========  ==========    ==========

Net earnings (loss) per limited
     partnership unit                          $31.94       $(.52)       $89.03
                                           ==========  ==========    ==========

Weighted average number of limited
     partnership units outstanding             10,717      10,717        10,717
                                           ==========  ==========    ==========

See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                        Statements of Partners' Capital
                 Years ended October 31, 1997, 1996, and 1995


                                                                       Total
                                           General      Limited      partners'
                                          partners      partners      capital
                                         -----------  ------------  ------------
Capital (deficit) at November 1, 1994     $ (42,502)  $ 3,414,577   $ 3,372,075

Distributions to partners                         -    (2,700,681)   (2,700,681)
Gain on sale of real estate                   6,849       678,007       684,856
Net earnings from operations                      -       269,287       269,287
                                          ---------   -----------   -----------

Capital (deficit) at October 31, 1995       (35,653)    1,661,190     1,625,537

Distributions to partners                         -      (760,907)     (760,907)
Loss on sale of real estate                    (204)      (20,198)      (20,402)
Net earnings from operations                      -        14,864        14,864
                                          ---------   -----------   -----------

Capital (deficit) at October 31, 1996       (35,857)      894,949       859,092

Net earnings from operations                      -       342,317       342,317
                                          ---------   -----------   -----------
Capital (deficit) at October 31, 1997     $ (35,857)  $ 1,237,266   $ 1,201,409
                                          =========   ===========   ===========

See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                           (A Limited Partnership)

                           Statements of Cash Flows
                 Years ended October 31, 1997, 1996, and 1995

                                                           1997        1996         1995
                                                        ----------   ---------   -----------
Cash flows from operating activities:
Net earnings (loss)                                     $  342,317   $  (5,538)  $   954,143
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
    Depreciation and amortization                                -     195,840       277,677
    (Gain) loss on sale of real estate investment                -      20,402      (684,856)
  Change in operating assets and liabilities:
    (Increase ) decrease in accounts receivable
      and other assets                                     (21,582)     84,952        (9,922)
    Increase (decrease) in accounts
      payable and accrued liabilities                        7,663     (36,429)       37,624
    Increase (decrease) in payable
      to managing general partner                          101,618     (12,555)       33,110
    Decrease in property taxes payable                      (4,258)     (5,707)      (12,026)
    Decrease in accrued interest payable                         -     (46,235)         (559)
    Decrease in other liabilities                           (2,315)     (3,224)      (12,130)
                                                        ----------   ---------   -----------
Net cash provided by operating activities                  423,443     191,506       583,061
                                                        ----------   ---------   -----------

Cash flows from investing activities:
  Net proceeds from sale of real estate
    investments                                                  -     886,190     2,234,293
  Additions to real estate held for sale                    (2,635)          -          (792)
  Increase in deferred leasing costs                             -     (80,252)      (70,517)
                                                        ----------   ---------   -----------
Net cash provided (used) by investing activities            (2,635)    805,938     2,162,984
                                                        ----------   ---------   -----------

Cash flows from financing activities:
  Distributions to limited partners                              -    (760,907)   (2,700,681)
  Payments of mortgage payable                             (78,453)    (84,354)      (70,554)
                                                        ----------   ---------   -----------
Net cash used by financing activities                      (78,453)   (845,261)   (2,771,235)
                                                        ----------   ---------   -----------

Net increase (decrease) in cash and cash equivalents       342,355     152,183       (25,190)
Cash and cash equivalents at beginning of year             667,934     515,751       540,941
                                                        ----------   ---------   -----------
Cash and cash equivalents at end of year                $1,010,289   $ 667,934   $   515,751
                                                        ==========   =========   ===========

Supplemental schedule of cash flow information:
  Interest paid in cash during the year                 $  498,187   $ 597,126   $   558,507
                                                        ==========   =========   ===========

See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------

(1)  Significant Accounting Principles

     Organization and Allocation of Income and Losses

     Boettcher Pension Investors Ltd. (the "Partnership") is a limited partnership formed on May 8, 1984 for the purpose of investing in improved and unimproved real property on an unleveraged basis and to purchase or originate participating mortgage loans and land lease investments. Limited partnership interests ("Units") were sold through a public offering and as of October 31, 1997, 1996 and 1995, 10,717 Units at $1,000 per Unit were outstanding.

     The Managing General Partner of the Partnership is Boettcher Affiliated Investors, L.P. ("BAILP"), and the associate general partner is Boettcher 1984 Associates, Ltd.

     The Partnership Agreement provides for the net operating income, as defined, of the Partnership to be allocated to the partners in accordance with their relative participation in distribution of operating cash flow. Operating cash flow is allocated as follows: (i) to the limited partners to the extent necessary to equal 9% simple interest on the adjusted capital contributions of the limited partners; (ii) to the General Partners until they have received an amount equal to 10% of the aggregate amount to be distributed for the period under (i) and (ii); and (iii) any remaining balance, 10% to the General Partners and 90% to the limited partners. Net operating cash flow for the years ended October 31, 1997, 1996 and 1995 is less than the 9% preferred return and, accordingly, net earnings from operations for fiscal 1997, 1996 and 1995 has been allocated solely to the limited partners.

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

     Basis of Accounting

     The Partnership uses the accrual method of accounting. As discussed in Note 8, the Partnership has begun the process of winding up its activities, liquidating its assets, and dissolving, as provided for in the Partnership Agreement. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with prior years and do not reflect liquidation accounting.

     Environmental Remediation Liabilities

     Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------
     remediation can be reasonably estimated. The costs of site clean-up are recorded in the amount of the cash payments made or for future estimated costs for that site when fixed or reliably determinable based upon information derived from the remediation plan for that site. Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related environmental liability.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 was adopted by the Partnership during fiscal 1997 and required, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, Accounting for Contingencies, have been met. The SOP also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the Partnership's current method of accounting for environmental remediation costs and therefore, adoption of this new Statement did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

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

     Business and Credit Concentrations

     The Partnership's remaining real estate investment, Parkway Village Shopping Center ("Parkway"), is located in Provo, Utah. Three national tenants account for fifty percent of the rental income.

     The Partnership estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Partnership's estimate of its bad debts. At October 31, 1997, the Partnership had $109,824 of tenant receivables from current and former tenants of Parkway for which an allowance for doubtful accounts have been established.

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

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------

     A reconciliation of net earnings as shown in the accompanying financial statements and the Partnership's income (loss) for tax purposes is shown in the table below. The October 31, 1997 net earnings as shown in the financial statements is actual. However, the Partnership's tax return for the year ended December 31, 1997 has not yet been prepared; therefore, the reconciling items for 1997 are estimates by management.

                                                        (Unaudited)
                                               1997        1996        1995
                                             ---------   ---------   ----------

     Net earnings (loss) per
      financial statements                   $ 342,317   $  (5,538)  $  954,143
     Fiscal to calendar year
      net difference                            56,630       4,341      (38,348)
     Tax depreciation and amortization
      in excess of depreciation and
      amortization per financial statements   (155,000)     (5,143)     (26,861)
     Tax gain (loss) on sale of real estate
      greater than (less than) financial
      statement gain (loss)                          -    (963,194)     179,878
     Items recorded in different
      year for financial statement
      and tax purposes -
       Allowance for doubtful accounts         109,854      78,663            -
       Rental income                           (15,000)     16,154       (8,442)
                                             ---------   ---------   ----------
     Income for tax purposes                 $ 338,801   $(874,717)  $1,060,370
                                             =========   =========   ==========

     Real Estate Held for Sale

     Real estate held for sale is recorded at the lower of cost or fair value based on independent appraised values less estimated selling costs.

     During 1996 and prior years, buildings and improvements were depreciated using the straight-line method over an estimated useful life of 30 years. Equipment and furnishings were depreciated using the straight-line method over an estimated useful life of 10 years. Renewals and betterments are capitalized and repairs and maintenance are charged to operations as incurred.

     Effective November 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets expected to be disposed of ("SFAS 121"). The adoption of SFAS 121 resulted in

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------

     the Partnership no longer recording depreciation and amortization expense on its real estate held for sale.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents as of October 31 are comprised of the following:


                                     1997       1996
                                  ----------  --------
     Money market fund            $1,009,833  $660,864
     Operating cash                      456     7,070
                                  ----------  --------
     Cash and cash equivalents    $1,010,289  $667,934
                                  ==========  ========

     Use of Estimates

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with fiscal 1997 financial statement presentation.

(2)  Real Estate Held For Sale

     As of October 31, 1997 and 1996, the fair value of the Partnership's real estate held for sale exceeds cost based upon the sale of the Remaining Property subsequent to October 31, 1997. (See Note 8).

     Sales of Real Estate Investments:

     Lindsay-Main Plaza

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

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------

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
                                                 ==========

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------

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

(3)  Mortgage Payable

     The mortgage payable is secured by a first deed of trust on Parkway and is nonrecourse to the Partnership. The carrying value of Parkway, the real estate collateralizing this debt, was $6,041,334 at October 31, 1997. The payment terms of the mortgage note are as follows:


     Interest Rate:      9.5%
     Monthly Payment:    $52,422
     Due Date:           May 5, 2003

     Aggregate maturities of principal payments for the five fiscal years ending October 31, 2002 and thereafter related to the Parkway mortgage are as follows:


     1998          $   93,714
     1999             103,016
     2000             113,238
     2001             124,479
     2002             136,832
     Thereafter     5,106,174
                   ----------
                   $5,677,453
                   ==========

(4)  Transactions with Related Parties

     BAILP is the Managing Agent of the Partnership and is paid property management, loan servicing, and acquisition fees for its services to the Partnership. The property management fee is equal to 5% of gross receipts from the Properties, less management fees paid to others. The property management fee earned by BAILP amounted to $12,750, $8,889 and $13,328 for the years ended October 31, 1997, 1996 and 1995, respectively.

     The Partnership also reimburses BAILP for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------

     and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due to BAILP for such reimbursements amounted to $13,212, $14,312, and $16,512 for the years ended October 31, 1997, 1996, and 1995, respectively.

(5)  Future Rental Income

     Aggregate base rental income relating to long-term noncancellable leases for the Partnership's properties for the five fiscal years ending October 31, 2002 and thereafter is as follows:


     1998          $  836,417
     1999             713,135
     2000             590,084
     2001             515,567
     2002             426,917
     Thereafter     2,061,858
                   ----------
                   $5,143,978
                   ==========

(6)  Liquidity and Debt Maturities

     The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 2% of aggregate capital contributions from limited partners for normal repairs, replacements, working capital and other contingencies. As of October 31, 1997, the Partnership had $1,010,289 in cash reserves, while the minimum required amount was $214,340. On February 12, 1998, subsequent to the closing of the sale of the Remaining Property, the Partnership made an initial distribution of $275 per limited partnership unit ("Unit") out of the Partnership's available cash. The Partnership retained approximately $380,000 to establish reserves for the payment of the Partnership's remaining debts and liabilities, to cover contingent liabilities resulting from the Partnership's previous ownership of the Remaining Property, and to cover the costs and expenses associated with the Partnership's liquidation and dissolution. The Partnership may make one or more interim distributions during its winding up process as contingent liabilities lapse and the time of the liquidation and dissolution becomes more certain. Upon liquidation and dissolution the Partnership will make a final distribution of its remaining cash, constituting the remaining asset of the Partnership, to the limited partners. See Note 3 for a description of the Partnership's debt obligations at October 31, 1997.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       October 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------

(7)  Environmental Remediation Costs

     In fiscal 1995, a non sudden release of a dry cleaning solution, tetrachloroethylene (PERC), was reported by the dry cleaning tenant (the Tenant) at Parkway to the State of Utah Department of Environmental Quality
     (DEQ). The Tenant, utilizing the services of an environmental consulting firm, investigated the extent of the PERC release and its effect on soil and groundwater in the vicinity. The DEQ is monitoring the Tenant's progress. Although the Tenant is responsible for the costs of any required remediation, should the Tenant be unable to complete the required work due to limitations of its financial resources, it is likely that the Partnership, as owner of Parkway, would be required to complete the needed remediation. The Partnership has been advised that groundwater contamination has occurred and the Partnership on behalf of and in cooperation with the tenant, is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $80,000 through October 31, 1997 on the above mentioned testing as well as legal representation in connection with the PERC release. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. However, the Partnership sold the property subsequent to October 31, 1997. Pursuant to the Purchase and Sale Agreement, the Buyer is purchasing the Property "as is" from the Partnership. The Buyer has investigated the Property thoroughly and is aware of and has evaluated the environmental remediation requirements with respect to the Property. The Buyer has released the Partnership from any and all claims it may have against the Partnership with respect to environmental remediation matters; however, the Partnership will remain liable to the extent provided by law for any environmental remediation relating to its period of ownership of the Property, subject to its right to recover from the Tenant.

(8)  Sale of Real Estate and Dissolution of the Partnership

     The Partnership attempted to sell the Remaining Property in the fiscal year ended October 31, 1997. The existence of environmental contamination limited the potential buyers of the Remaining Property to entrepreneurial investors. Despite the limited marketability of the Remaining Property, the Partnership entered into the Purchase and Sale Agreement, which became effective on July 14, 1997, for the sale of the Remaining Property for a sale price of $8,500,000. Certain contingencies delayed the expected sale closing date into the early part of 1998. On January 28, 1998 the Partnership closed on the sale of the Remaining Property and repaid the mortgage secured by the Remaining Property and certain other customary closing expenses.

     On February 12, 1998, subsequent to the closing of the sale of the Remaining Property, the Partnership made an initial distribution of $275 per limited partnership unit ("Unit") out of the Partnership's available cash. The Partnership retained approximately $380,000 to establish reserves for the payment of the Partnership's remaining debts and liabilities, to cover contingent liabilities resulting from the Partnership's previous ownership of the Remaining Property, and to cover the costs and expenses associated with the Partnership's liquidation and dissolution. The Partnership may make one or more interim distributions during its winding up process as contingent liabilities lapse and the time of the liquidation and dissolution becomes more certain. Upon liquidation and dissolution the Partnership will make a final distribution of its remaining cash, constituting the remaining asset of the Partnership, to the limited partners.

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

                       Present Position and Principal Occupation and Affiliation
Name and Age           During the Last Five Years or More:

Janet L. Reali         President and Principal Executive Officer of BPL
Age: 46                Holdings, Inc.
                       Ms. Reali was elected Executive Vice President and
                       Secretary of EVEREN Capital Corporation in May 1995.
                       Since December 1993 she has been Executive Vice
                       President, Corporate Counsel and Corporate Secretary of
                       EVEREN Securities, Inc. She became a Director and the
                       President of BPL Holdings, Inc. in May 1995. She was
                       Senior Vice President and Associate General Counsel of
                       EVEREN Securities, Inc. from July 1991 to December 1993.
                       Before joining EVEREN Securities, Inc. she was a partner in the Chicago law firm of Keck, Mahin & Cate.

Stanley R. Fallis      Director of BPL Holdings, Inc.
Age: 56                Mr. Fallis graduated from the University of Idaho with a
                       BS degree in accounting. Mr. Fallis also obtained an MBA degree from the University of Utah. Mr. Fallis is a Certified Public Accountant and practiced public accounting for six years. Mr. Fallis was associated with Boettcher and Company and its successor, EVEREN
                       Securities, Inc. for 18 years. He served as Chief
                       Financial Officer of EVEREN Securities Inc. From August
                       1990 to January 1994. He then served as Senior Vice
                       President of Kemper Corporation from March 1994 to March
                       1995. He is currently Senior Executive Vice President and
                       Director of Administration of EVEREN Securities, Inc.

Daniel D. Williams     Director and Vice President of BPL Holdings, Inc.
Age: 46                Mr. Williams became a Director and Vice President of BPL
                       Holdings, Inc. May 1995. Mr. Williams was elected Senior
                       Executive Vice President, Treasurer and Chief Financial
                       Officer of EVEREN Capital Corporation in May 1995. Since
                       April 1995 he has been Senior Executive Vice President and Chief Financial Officer of EVEREN Securities, Inc.
                       From January 1994 to April 1995, Mr. Williams was
                       Executive Vice President and Director of Finance and
                       Administration, and from January 1991 to January 1994 he was Senior Vice President and Director of Accounting of,
                       EVEREN Securities, Inc. Prior thereto, he was Executive
                       Vice President, Treasurer and Chief Financial Officer of
                       Boettcher and Company.

Kelly J. Stradinger    Vice President and Secretary of BPL Holdings, Inc.
Age: 38                Mr. Stradinger joined BPL in 1983 as Assistant Controller
                       for the syndicated public real estate partnerships. Mr.
                       Stradinger is currently in charge of asset management for all syndicated partnerships where BPL or an affiliate is the general partner. He is also a Vice President of EVEREN Securities, Inc. and Director of Leasing for the facilities management department. Mr. Stradinger graduated from Western Michigan University with a Bachelor of Business Administration in Accounting and successfully completed the Certified Public Accountant exam.

Thomas M. Mansheim     Director and Treasurer of BPL Holdings, Inc. (Principal
Age: 40                Financial and Accounting Officer of the Partnership)
                       Mr. Mansheim joined BPL in 1984 and is currently a Senior
                       Vice President with EVEREN Securities, Inc. He became a
                       Director of BPL Holdings in July 1995 and has been the Treasurer of BPL Holdings, Inc. since December 1987. Mr.
                       Mansheim is a Certified Public Accountant and from 1980 to 1984 was employed with KPMG Peat Marwick. Mr. Mansheim graduated from the University of Colorado with a Bachelor of Science degree in business administration.

There is no family relationship among the officers or directors of BPL Holdings or any of its affiliates.

Item 11.  EXECUTIVE COMPENSATION

The Partnership, as an entity, does not have any directors or executive officers. The information required by Item 402 of Regulation SK relating to amounts owed by the Partnership to the Managing General Partner and its affiliates for services rendered during the fiscal year ended October 31, 1997 is presented below. Reference is also made to Note 4 to Financial Statements as contained in Item 8 of this report for a description of related parties.

                                                                            Total
                         Capacities In Which         Cash     Deferral      Fees
Name of Entity         Compensation Was Earned       Paid     of Fees      Earned
--------------         -----------------------       ----     --------     ------
Boettcher             Reimbursement of direct           -      $13,212     $13,212
  Affiliated          general and administrative
  Investors L.P.      expenses

Boettcher             Property Management Fee           -      $12,750     $12,750
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

The Partnership has a Management Agreement with the Managing General Partner pursuant to which the Managing General Partner is responsible for finding and negotiating the acquisition of suitable investments for the Partnership, originating or purchasing mortgage loans and negotiating lease terms for land lease transactions. The Managing General Partner is also responsible for performing the day-to-day investment and administrative operations of the Partnership and supervising the management and operation of the Partnership's Properties. For such services, the Managing General Partner is entitled to receive annual fees comprised of a Property Management Fee and a Loan Servicing Fee as more fully discussed in Note 4 to the Financial Statements as contained in Item 8 of this report. The Managing General Partner earns such fees for services provided to the Partnership pursuant to the Management Agreement and not by reason of its Partnership interest. The Managing General Partner earned a Property Management Fee of $12,750 for the fiscal year ended October 31, 1997.

Pursuant to the Partnership Agreement, the Managing General Partner may be reimbursed by the Partnership for certain of its costs including reimbursements for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications and legal services to the Partnership, and the maintenance and repair of data processing equipment used for or by the Partnership. Pursuant to such provisions for services provided during the fiscal year ended October 31, 1997, the Managing General Partner is entitled to receive reimbursements aggregating $13,212.

The Partnership Agreement provides for the net operating income of the Partnership to be allocated to the partners in accordance with their relative participation in distribution of operating cash flow. Operating cash flow is allocated as follows: (i) to the limited partners to the extent necessary to equal 9% simple interest on the adjusted capital contributions of the limited partners; (ii) to the General Partners until they have received an amount equal to 10% of the aggregate amount to be distributed for the period under (i) and
(ii); and (iii) any remaining balance, 10% to the General Partners and 90% to the limited partners. Net operating cash flow for the years ended October 31, 1997, 1996 and 1995 is less than the 9% preferred return and, accordingly, net operating income for fiscal 1997, 1996 and 1995 has been allocated solely to the limited partners.

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

                    Independent Auditors' Report

                    Balance Sheets - October 31, 1997 and 1996

                    Statements of Operations -
                      Years ended October 31, 1997, 1996, and 1995

                    Statements of Partners' Capital -
                      Years ended October 31, 1997, 1996, and 1995

                    Statements of Cash Flows -
                      Years ended October 31, 1997, 1996 and 1995

                    Notes to Financial Statements


               (2)  Financial Statement Schedule

                    Independent Auditors' Report and Schedule III - Real Estate and Accumulated Depreciation as of October 31, 1997

                    Schedules, other than the one listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

               (3)  Exhibits filed as part of this report.

                    Exhibit 99.1  -  Proforma balance sheet and statement of
                                     operators reflecting the sale of Parkway
                                     Village Shopping Center.

          (b)  Reports on Form 8-K

               The Registrant filed reports on Form 8-K and Form 8-K/A on September 9, 1997 and September 10, 1997, respectively, with regard to the sale of Parkway Village Shopping Center.

          (c)  Exhibits

      NUMBER     EXHIBIT
      ------     --------
       3         Limited Partnership Agreement of Registrant/1/

       10.1      Inverness Income Joint Venture Agreement dated July 24, 1984/2/

       10.2      Purchase and Sale Agreement with Exhibits thereto between The
                 Cumberland Companies, Inc., as Seller, and Inverness Income
                 Joint Venture as Purchaser, dated as of July 24, 1984/2/

       10.3      Land Lease Agreement with exhibits thereto, between The
                 Cumberland Companies Inc., Lessor, and Cumberland Office Plaza
                 Joint Venture, Lessee, dated July 31, 1984/2/

       10.4      Assignment and Assumption Agreement between Boettcher
                 Affiliated Investors L.P., Assignor, and Boettcher Pension
                 Investors Ltd., Assignee, dated October 5, 1984/2/

       10.5      Advisor's Consulting Agreement dated September 19, 1984/2/

       10.6      Advisor's Letter of Opinion dated September 19, 1984/2/

       10.7      Management Agreement/3/

       10.8      Deed of Trust Note between Johansen Thackeray MacKenzie
                 Properties, Ltd. and Boettcher Pension Investors Ltd. dated
                 September 30, 1985/4/

       10.9      Deed of Trust, Security Agreement, Assignment of Rents and
                 Leases, and Financing Statement between Johansen Thackeray
                 MacKenzie Properties, Ltd. and Boettcher Pension Investors Ltd.
                 dated September 30, 1985/4/

       10.10     Loan Agreement between Boettcher Pension Investors Ltd. and
                 Johansen Thackeray MacKenzie Properties, Ltd. dated September
                 30, 1985/4/

       10.11     Collateral Assignment and Security Agreement between Boettcher
                 Pension Investors Ltd. and Johansen Thackeray MacKenzie
                 Properties, Ltd. dated September 30, 1985/4/

       10.12 Guaranty dated September 30, 1985 executed by individual general partners of Borrower (Armand D. Johansen, Donald W. MacKenzie and John Thackeray)/4/

                                       35

       10.13     Deed of Trust Note between Lindsay-Main Plaza and Boettcher
                 Pension Investors Ltd. dated March 13, 1986/5/

       10.14     Deed of Trust, Security Agreement and Assignment of Rents and
                 Leases, between Lindsay-Main Plaza and Boettcher Pension
                 Investors Ltd. dated March 13, 1986/5/

       10.15     Loan Agreement between Boettcher Pension Investors Ltd. and
                 Lindsay-Main Plaza dated March 13, 1986/5/

       10.16 Guarantee dated March 13, 1986 as executed by the individual general partners of borrower. (Steven Shea, James Shea, Dennis
                 Foley and Darryl Foley)/5/

       10.17     Purchase agreement dated May 8, 1986 between Boettcher Pension
                 Investors Ltd. and Westwood Corporation/6/

       10.18     Notice of Commencement of Case Under Chapter 11 of the
                 Bankruptcy Code, Meeting of Creditors, and Fixing of Dates dated March 20, 1992/7/

       10.19     Creditors Amended Plan of Reorganization and Amended Disclosure
                 Statement dated February 1993/7/

       10.20     Purchase and Sale Agreement for Clackamas Corner/11/

       10.21     Purchase and Sale Agreement for Lindsay Main Plaza/13/

       10.22     Contract of Purchase and Sale Agreement for Parkway Village
                 Shopping Center by and between Boettcher Pension Investors,
                 Ltd., as seller, and Sussex Group L.C., as buyer, dated July
                 14, 1997./14/

       10.23     First amendment to Purchase and Sale Agreement for Parkway
                 Village Shopping Center by and between Boettcher Pension
                 Investors, Ltd., as seller, and Sussex Group L.C., as buyer, effective August 25, 1997./15/

       27        Financial Data Schedule

       28.7      Creditor's Amended Plan of Reorganization dated January 27,
                 1993/8/

       28.8      Order On Motion for Valuation of Secured Claim Held by
                 California Federal Bank and Objections to Claim No. 5 of
                 California Federal Bank dated April 13, 1993/8/

       28.9      Preliminary Order on Hearing on Confirmation of Creditor's
                 Amended Plan of Reorganization dated April 13, 1993/8/

       28.10 Order Confirming Creditor's Amended Plan of Reorganization dated April 14, 1993/8/

       28.11     Notice of Appeal to District Court dated April 23, 1993/8/

28.12 Order on Boettcher Pension Investors Ltd.'s Motion to Dismiss dated September 8, 1993(9)

28.13   Motion for Entry of Final Decree dated September 26, 1994/10/

28.13   Clarified Decision on Appeal dated July 15, 1994. /12/

28.14   Supplemental Order Reconfirming the Order Confirming
        Creditor's Amended Plan of Reorganization. /12/

99.1    Proforma Financial Statements

/1/ Incorporated by reference to Exhibit No. 3 to Amendment No. 1 to Form S-11 Registration Statement filed June 13, 1984 - File No. 2-91040.

/2/ Incorporated by reference to Exhibits No. 10.1 through 10.6, respectively, to Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed October 23, 1984 - File No. 2-91040.

/3/ Incorporated by reference to Exhibit 10 to Amendment No. 1 to Form S-11 Registration Statement filed June 13, 1984 - File No. 2-91040.

/4/ Incorporated by reference to Registrant's Report on Form 8-K dated September 30, 1985 (filed February 18, 1986).

/5/ Incorporated by reference to Registrant's Report on Form 8-K dated March 19, 1986.

/6/ Incorporated by reference to Registrant's Report on Form 8-K dated May 21, 1986.

/7/ Incorporated by reference to Registrant's Report on Form 10-K dated October 31, 1992.

/8/ Incorporated by reference to Registrant's Report on Form 10-Q dated April 30, 1993.

/9/ Incorporated by reference to Registrant's Report on Form 10-Q dated July 31, 1993.

/10/ Incorporated by reference to Registrant's Report on Form 10-K dated October 31, 1994.

/11/ Incorporated by reference to Registrant's Report on Form 8-K dated October 4, 1995.

/12/ Incorporated by reference to Registrant's Report on Form 10-Q dated September 13, 1994.

/13/ Incorporated by reference to Registrant's Report on Form 8-K dated April 30, 1996.

/14/ Incorporated by reference to Registrant's Report on Form 8-K/A dated September 10, 1997.

/15/ Incorporated by reference to Registrant's Report on Form 8-K/A dated September 10, 1997.

                          Independent Auditor's Report
                          ----------------------------

The Partners
Boettcher Pension Investors Ltd.:

Under date of January 26, 1998, we reported on the balance sheets of Boettcher Pension Investors, Ltd. (a limited partnership) as of October 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended October 31, 1997, as contained in the Partnership's annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule III - Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

As discussed in Note 8 to the financial statements, Boettcher Pension Investors, Ltd. is in the process of winding up, liquidating its assets and dissolving, as provided in the Partnership Agreement. The Partnership's management's plans in regard to this matter are also discussed in Note 8.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              KPMG Peat Marwick LLP


Denver, Colorado
January 26, 1998

                       BOETTCHER PENSION INVESTORS, LTD.
                            (A Limited Partnership)
            SCHEDULE III - Real Estate and Accumulated Depreciation
                               October 31, 1997



                              ------------------------------------------------------------------------------------
                                                                   Costs capitalized
PROPERTY                                    Initial cost (a)   Subsequent to acquisition        Other (b)
                              ------------------------------------------------------------------------------------
                                        Land and   Buildings   Land and      Buildings   Land and     Buildings
                              Mortgage  improve-      and      improve-         and      improve-        and
                              Payable    ments    Improvement   ments       Improvement    ments     Improvement
                              ------------------------------------------------------------------------------------

SHOPPING CENTER:

Parkway Village, Provo, Utah  $5,677,453  1,750,000 4,785,765     -          63,391           -          -
                              ----------  --------- ---------  ---------   --------        ---------  ---------
Balances at October 31, 1997  $5,677,453 $1,750,000 $4,785,765       $0    $ 63,391              $0         $0
                              ====================================================================================



                              ----------------------------------------------------------------------------------------------------

                               Gross amount at close                                                            Life on which
                                   of period (a)                                                              depr. is computed
                              -----------------------------------------------------------------------------------------------------
                              Land and      Buildings                                 Date of   Date of     Buildings    Equipment
SHOPPING CENTER:              improve-         and                    Accumulated    construc-  acquisi-      and           and
                               ments       improvement     Total      depreciation     tion      tion      improvement  Furnishings
                              -----------------------------------------------------------------------------------------------------
Parkway Village, Provo, Utah   1,750,000   4,849,156      6,599,156    (557,822)      1985      05-May-93   30 years    10 years
                               ---------  ----------
Balances at October 31, 1997  $1,750,000  $4,849,156     $6,599,156   ($557,822)
                              =======================================================-----------------------------------------------

Notes:
(a) Property was purchased or acquired through foreclosure during the periods indicated above by mortgage note payable.

(b) Reconciliation of the total amount at which real estate was carried:

(c) The aggregate cost for Federal income tax purposes at October 31, 1997 for Parkway is $5,826,725.

(d) For Federal income tax purposes, buildings are depreciated using the modified ACRS method over an estimated useful life of 31.5 years at a rate of 3.175% or the straight-line method over an estimated useful life of 39 years at a rate of 1/39.

(e) Real estate taxes for fiscal 1997 for Parkway Village were $61,711.

                                                                    Balance at October 31,
                                                                    ----------------------
                                                             1997                                1996
                                                             ----                                ----
Balance at beginning of period............              $6,038,699                          $6,963,631

   Additions during period:

     Acquisitions through foreclosure.....      0                                    0
     Other acquisitions...................      0                                    0
     Improvements, etc.................... $2,635                              $60,756
     Other (describe).....................      0                                    0
                                           ------            2,635             -------            60,756
                                                        ----------                            ----------
   Deductions during period:                             6,041,334                             7,024,387
     Cost of real estate sold.............      0                              985,688
     Other (describe).....................      0                                    0
                                           ------                0             -------           985,688
                                                        ----------                            ----------
   Balance at close of period.............              $6,041,334                            $6,038,699
                                                        ==========                            ==========

   See accompanying independent auditor's report.

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

                    By:  Boettcher Affiliated Investors L.P.
                          Managing General Partner

                         By:  Boettcher Properties, Ltd.
                                Managing General Partner

                              By:   BPL Holdings, Inc.
                                     Managing General Partner

                              By:   /s/Thomas M. Mansheim
                                    ---------------------------------
                                    Thomas M. Mansheim, Treasurer

                                    Dated:  February 17, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Directors of the corporate General Partner of the Registrant's Managing General Partner) on the 17th day of February, 1998 in the capacities indicated below.

       Name                           Capacities
      ------                          ----------
DANIEL D. WILLIAMS            Director and Vice President of BPL Holdings, Inc.

By:  /s/ Daniel D. Williams   Dated: February 17, 1998
     ----------------------
     Daniel D. Williams

THOMAS M. MANSHEIM            Director and Treasurer of BPL Holdings, Inc.;
                              Principal Financial and Accounting Officer of the
                              Partnership

By:  /s/ Thomas M. Mansheim   Dated: February 17, 1998
     ----------------------
     Thomas M. Mansheim


No annual report or proxy materials have been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing, and the Partnership will furnish copies of such to the Commission when it is sent to the limited partners.