Form 10-Q
period 1998-01-31
BOETTCHER PENSION INVESTORS LTD
filed 1998-03-13
CIK 745895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 1998 OR

   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        _____________________ TO _________________________

Commission File Number                        0-13219
                       ---------------------------------------------------------

                        BOETTCHER PENSION INVESTORS LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                COLORADO                                     84-0948497
---------------------------------------------        ---------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)


          77 West Wacker Drive
           Chicago, Illinois                                    60601
---------------------------------------------        ---------------------------
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code        (312) 574-6000
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

                                     INDEX
                                     -----

                                                                          Page
                                                                          ----
PART I.   Financial Information

          Item 1.   Financial Statements (unaudited)

          Balance Sheets -
            January 31, 1998 and October 31, 1997                           3

          Statements of Operations -
            Three months ended January 31, 1998 and 1997                    4

          Statement of Partners' Capital -
            Three months ended January 31, 1998                             5

          Statements of Cash Flows -
            Three months ended January 31, 1998 and 1997                    6

          Notes to Financial Statements                                     7


          Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  12

PART II.  Other Information

          Item 6. Exhibits and Reports on Form 8-K                         16

SIGNATURE                                                                  17

PART I.   Financial Information
          ---------------------

Item 1.  Financial Statements

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (unaudited)

                                             January 31,   October 31,
      Assets                                    1998          1997
      ------                                 -----------   -----------

Real estate held for sale                     $        -    $6,041,334
Cash and cash equivalents at cost              3,457,686     1,010,289
Accounts receivable and other assets, net
  of allowances of $83,329 and $109,824,
  respectively                                     2,310        64,500
                                              ----------    ----------
                                              $3,459,996    $7,116,123
                                              ==========    ==========

    Liabilities and Partners' Capital
    ---------------------------------

Mortgage payable                              $        -    $5,677,453
Accounts payable and accrued liabilities          23,987        30,854
Payable to Managing General Partner               70,167       129,836
Property taxes payable                                 -        54,974
Other liabilities                                      -        21,597
                                              ----------    ----------
    Total Liabilities                             94,154     5,914,714

Partners' Capital:
  General partners                               (14,504)      (35,857)
  Limited partners                             3,380,346     1,237,266
                                              ----------    ----------
    Total Partners' Capital                    3,365,842     1,201,409
                                              ----------    ----------
                                              $3,459,996    $7,116,123
                                              ==========    ==========

See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Operations
                  Three months ended January 31, 1998 and 1997
                                  (unaudited)

                                             Three months ended
                                                 January 31,
                                             --------------------
                                                1998        1997
                                             ----------  --------
Revenue:
  Rental income                              $  231,627  $237,150
  Tenant reimbursements and other income         33,535    44,008
  Interest income                                11,122     7,734
                                             ----------  --------
                                                276,284   288,892
                                             ----------  --------

Expenses:
  Interest                                      134,661   136,540
  Property taxes                                 16,835    12,234
  Fees and reimbursements to
   Managing General Partner                       4,815     5,874
  Other management fees                          13,122    11,543
  Repairs and maintenance                        12,610    17,148
  Utilities                                       7,156     4,192
  General and administrative                     53,458    27,669
  Environmental                                   4,532    19,547
                                             ----------  --------
                                                247,189   234,747
                                             ----------  --------
    Earnings from operations                     29,095    54,145
                                             ----------  --------
  Gain on sale of real estate investment      2,135,338         -
                                             ----------  --------
    Net earnings                             $2,164,433  $ 54,145
                                             ==========  ========


Net earnings per limited
 partnership unit using the weighted
 average number of limited partnership
 units outstanding of 10,717                 $   201.96  $   5.05
                                             ==========  ========

See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Statement of Partners' Capital
                      Three months ended January 31, 1998
                                  (unaudited)

                                                                        Total
                                             General     Limited      partners'
                                             partners    partners      capital
                                             --------    ---------    ----------

   Capital (deficit) at November 1, 1997     $(35,857)   $1,237,266   $1,201,409

   Net earnings for the three months
     ended January 31, 1998                    21,353     2,143,080    2,164,433
                                             --------    ----------   ----------

   Capital (deficit) at January 31, 1998     $(14,504)   $3,380,346   $3,365,842
                                             ========    ==========   ==========


   See accompanying notes to financial statements.

                        BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                  Three months ended January 31, 1998 and 1997
                                  (unaudited)

                                                           Three months ended
                                                              January 31,
                                                         -----------------------
                                                             1998         1997
                                                         -----------   ---------
Cash flows from operating activities:
  Net earnings                                           $ 2,164,433    $ 54,145
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Gain on sale of real estate investment              (2,135,338)          -
  Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable
        and other assets                                      16,822      (5,182)
      Increase in accounts payable
        and accrued liabilities                               36,923      14,264
      Increase (decrease) in payable to Managing
        General Partner                                      (59,669)     25,543
      Decrease in property taxes payable                     (49,362)    (53,735)
      Increase in accrued interest payable                         -      45,459
      Increase (decrease) in other liabilities               (21,597)      7,820
                                                         -----------    --------
  Net cash provided by operating activities                  (47,788)     95,757
                                                         -----------    --------

Cash flows from investing activities:
  Net proceeds from sale of real estate investment         8,196,986           -
  Additions to real estate held for sale                      (3,478)     (2,732)
                                                         -----------    --------
  Net cash provided by (used in) investing activities      8,193,508      (2,732)
                                                         -----------    --------

Cash flows used by financing activities-
  Reduction in mortgage payable                           (5,698,323)    (13,762)
                                                         -----------    --------

Net increase in cash and cash equivalents                  2,447,397      79,263

Cash and cash equivalents at October 31                    1,010,289     667,934
                                                         -----------    --------

Cash and cash equivalents at January 31                  $ 3,457,686    $747,197
                                                         ===========    ========

Supplemental schedule of cash flow information:
  Interest paid in cash during the period                $   134,661    $ 91,081
                                                         ===========    ========

See accompanying notes to financial statements.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                               January 31, 1998
                                  (unaudited)

--------------------------------------------------------------------------------

(1)  Financial Statement Adjustments and Footnote Disclosure
     -------------------------------------------------------

     The accompanying financial statements are unaudited. However, Boettcher Affiliated Investors L.P., ("BAILP"), the Managing General Partner of Boettcher Pension Investors Ltd. (the "Partnership"), believes all material adjustments necessary for a fair presentation of the interim financial statements have been made and that such adjustments are of a normal and recurring nature. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. BAILP believes the disclosures made are adequate to make the information not misleading and suggests that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Pension Investors Ltd. October 31, 1997 Annual Report.

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

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                               January 31, 1998
                                  (unaudited)

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

     The Partnership estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Partnership's estimate of its bad debts. At January 31, 1998, the Partnership had $83,329 of tenant receivables from current and former tenants of Parkway for which an allowance for doubtful accounts have been established.

     Income Taxes

     No provision has been made for Federal income taxes, as the taxable income
     (loss) is reported by the partners rather than the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes, primarily depreciation.

     Real Estate Held for Sale

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

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                               January 31, 1998
                                  (unaudited)

--------------------------------------------------------------------------------

                                                As of January 31,
                                               1998           1997
                                            ----------      --------
     Money market fund                      $3,435,514      $708,414
     Operating cash                             22,172        38,783
                                            ----------      --------
      Cash and cash equivalents             $3,457,686      $747,197
                                            ==========      ========

     Reclassifications

     Certain prior year amounts have been reclassified for comparability with fiscal 1998 financial statement presentation.

(3)  Environmental Remediation Costs
     -------------------------------

     In fiscal 1995, a non sudden release of a dry cleaning solution, tetrachloroethylene (PERC), was reported by the dry cleaning tenant (the Tenant) at Parkway to the State of Utah Department of Environmental Quality
     (DEQ). The Tenant, utilizing the services of an environmental consulting firm, investigated the extent of the PERC release and its effect on soil and groundwater in the vicinity. The DEQ is monitoring the Tenant's progress. Although the Tenant is responsible for the costs of any required remediation, should the Tenant be unable to complete the required work due to limitations of its financial resources, it is likely that the Partnership, as owner of Parkway, would be required to complete the needed remediation. The Partnership has been advised that groundwater contamination has occurred and the Partnership on behalf of and in cooperation with the tenant, is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $83,000 to date on the above mentioned testing as well as legal representation in connection with the PERC release. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. However, the Partnership sold the property on January 28, 1998. Pursuant to the Purchase and Sale Agreement, the Buyer is purchasing the Property "as is" from the Partnership. The Buyer has investigated the Property thoroughly and is aware of and has evaluated the environmental remediation requirements with respect to the Property. The Buyer has released the Partnership from any and all claims it may have against the Partnership with respect to environmental remediation matters; however, the Partnership will remain liable to the extent provided by law for any environmental remediation relating to its period of ownership of the Property, subject to its right to recover from the Tenant.

     As of January 31, 1998, the Tenant has failed to reimburse the Partnership for expenses of remediation. The Partnership has filed suit against the Tenant to recover its remediation expenses; however, there can be no assurance that the Partnership will recover any or all of such expenses from the Tenant. Accordingly, the Partnership has not recognized any income from possible recovery of such expenses.

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                               January 31, 1998
                                  (unaudited)

--------------------------------------------------------------------------------

(4)  Transactions with Related Parties
     ---------------------------------

     BAILP is the Managing Agent of the Partnership and is paid property management, loan servicing, and acquisition fees for its services to the Partnership. The property management fee is equal to 5% of gross receipts from the properties, less management fees paid to others. The property management fee earned by BAILP amounted to $1,512 for the three months ended January 31, 1998.

     The Partnership also reimburses BAILP for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due BAILP for such reimbursements amounted to $3,303 for the three months ended January 31, 1998.

(5)  Sale of Real Estate
     --------------------

     As of January 31, 1998, the fair value of the Partnership's real estate held for sale exceeds cost based upon the sale of the Remaining Property

     On January 28, 1998, the Partnership closed on the sale of the Remaining Property, selling the land, related improvements and personal property of the retail center known as Parkway Village Shopping Center ("Parkway") located in Provo, Utah to an unrelated third party for $8,550,000. Parkway consists of a 4-building shopping center containing approximately 102,000 square feet of net rentable area on approximately 10.05 acres of land. At the time of sale, Parkway was approximately 97% leased and occupied.

     The net proceeds and gain on sale related to the Remaining Property, are calculated as follows:

     Total of contract sale price                        $ 8,550,000
     Less costs of sale -
       Sales commissions                                    (304,750)
       Title, legal fees, and other                          (36,778)
     Mortgage payoff                                      (5,698,323)
     Security deposit liability                              (11,486)
                                                         -----------
       Net proceeds on sale                                2,498,663
     Write off of non-cash assets                           (363,325)
                                                         -----------
     Net gain on sale                                    $ 2,135,338
                                                         ===========

                       BOETTCHER PENSION INVESTORS LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                               January 31, 1998
                                  (unaudited)

--------------------------------------------------------------------------------

(6)  Subsequent Event
     ----------------

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

     The net proceeds from closing together with a portion of Partnership cash reserves were utilized as follows:

          Net proceeds on sale                                   $2,498,663
          Utilization of Partnership cash reserves                  448,512
                                                                 ----------
          Distribution to Limited Partners ($275/unit)           $2,947,175
                                                                 ==========

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Forward-Looking Statements
--------------------------

This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing the Managing General Partner's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," anticipates," or the negation thereof or other variations thereon or comparable terminology as they relate to the Partnership or its management are intended to identify forward-looking statements. The actual results of the Partnership could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the extent of additional costs to complete the liquidation and dissolution of the Partnership. These risks and uncertainties are beyond the ability of the Managing General Partner to control; in many cases, the Managing General Partner cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

Results of Operations
---------------------

For the three months ended January 31, 1998, the Partnership generated total revenue of $276,284 and incurred total expenses in the amount of $247,189, resulting in net earnings of $29,095. The Partnership's net earnings decreased $25,050 for the three months ended January 31, 1998 when compared with the corresponding period of fiscal 1997. The most significant factors affecting the Partnership's year to date results of operations as compared to the corresponding period in 1997 were decreased total revenues and expenses in most categories, as a result of the sale of Parkway in the first quarter of fiscal 1998, as well as the adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121") in fiscal 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of; specifically it requires the elimination of depreciation and amortization related to those long-lived assets to be disposed of. For the quarter ended January 31, 1998, no depreciation and amortization related to the Partnership's real estate held for sale has recorded.

A summary of the Partnership's operations and period-to-period comparisons is presented below:

                          Three Months Ended January 31
                             (dollars in thousands)
                          -----------------------------
                                        Amount
                                          of       %
                          1998   1997   Change   Change
                          -----  -----  ------   ------
Total revenue             $ 276    289    (13)    (4%)
Total expenses              247    235     12      5%
                          -----   ----    ---
Earnings from
  operations              $  29     54    (25)
                          =====   ====    ===

Total revenue generated by the Partnership for the three months ended January 31, 1998 was $276,284 representing a decrease of $12,608 (4%) when compared with the corresponding period in fiscal 1997. The Partnership's remaining property, Parkway generated rental income of $231,627 for the three months of 1998, representing a decrease of $5,523 (2%) when compared to the corresponding period in 1997. The decrease is primarily due to the reduction of rental income of $10,233 prorated for the last two days in January 1998 after the close of the sale of the Remaining Property on January 28, 1998.

Tenant reimbursements and other income decreased $10,473 (24%) for the three months ended January 31, 1998, when compared to the corresponding period of fiscal 1997, due to the decreased occupancy at Parkway which resulted in less reimbursable expenses billed back to tenants.

Interest income increased $3,388 or 44% to $11,122 for the three months ended January 31, 1998 from $7,734 for the corresponding period in 1997, primarily due to the maintenance of larger cash reserves in the current period.

A comparative summary of average occupancy and average effective rental rates for the Partnership's properties is presented below:

                                                         Three months ended
                                                             January 31,
                                                        --------------------

Shopping Center                                           1998         1997
---------------                                           ----         ----
Parkway Village (102,356 net rentable square feet)
Average occupancy                                          97%(b)        98%
Average effective rental rate/(a)/                       $9.29(b)      $9.53

(a) Average effective rental rates are stated in terms of an average annual rate per square foot. Effective rates take into account the effect of leasing concessions and bad debts. These rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the property.

(b)  Parkway was sold on January 28, 1998.

Total expenses incurred by the Partnership for the three months ended January 31, 1998 were $247,189, representing an increase of $12,442 (5%) when compared with the corresponding period of fiscal 1997. Environmental expenses related to the remediation of dry cleaning solution contamination at Parkway, more fully discussed in Note 3 of the Financial Statements, amounted to $4,532 for the three months ended January 31, 1998. General and administrative expense increased $25,789 (93%) to $53,458 for the three months ended January 31, 1998 from $27,669 for the comparable period in fiscal 1997. This is the result of increased professional fees, specifically legal fees, and the inclusion of certain expenses related to the sale of Parkway in the first quarter of fiscal 1998.

Liquidity and Capital Resources
-------------------------------

Combined cash and cash equivalent balances, which represent Partnership cash reserves, were $3,457,686 at January 31, 1998, representing an increase of $2,447,397 when compared with fiscal 1997 year-end balances. Net cash used by operating activities for the three months ended January 31, 1998 amounted to $47,788. The payable to Managing General Partner decreased $59,669, to $70,167 at January 31, 1998, when compared to the fiscal 1997 year-end balance, primarily due to the net effect of cash advances of approximately $35,516 in the current quarter and the reimbursement of fees and reimbursable expenses related to operations of $100,000 in the three months ended January 31, 1998.

Net cash provided by investing activities amounted to $8,193,508 for the three months ended January 31, 1998 and is comprised primarily of the net proceeds from the sale of Parkway of $8,196,986.

Net cash used by financing activities amounted to $5,698,323 in the first quarter of fiscal 1998, the result of reductions in mortgage principal related to the Parkway mortgage.

The sale of the Remaining Property closed on January 28, 1998 and the Partnership received gross proceeds of $8,550,000. Upon closing the sale of the Remaining Property, the Partnership used a portion of the proceeds to pay the mortgage secured by the Remaining Property and certain customary closing expenses. The Partnership is currently in the process of liquidating and dissolving (i.e. "winding up" its business and affairs). Once the liquidation and dissolution is completed, the operations and existence of the Partnership will cease.

The net proceeds and net gain related to the Remaining Property, are calculated as follows:

     Total of contract sale price                            $ 8,550,000
     Less costs of sale -
       Sales commissions                                        (304,750)
       Title, legal fees, and other                              (36,778)
     Mortgage payoff                                          (5,698,323)
     Security deposit liability                                  (11,486)
                                                             -----------
       Net proceeds on sale                                    2,498,663
     Write off of non-cash assets                               (363,325)
                                                             -----------
     Net gain on sale                                        $ 2,135,338
                                                             ===========

On February 12, 1998, subsequent to the sale of the Remaining Property, the Partnership made an initial distribution of $275 per Unit out of the Partnership's available cash. The Partnership retained $380,000 to establish reserves for the payment of the Partnership's previous ownership of the Remaining Property, and to cover the costs and expenses associated with the Partnership's liquidation and dissolution. The Partnership may make one or more interim distributions during its winding up process as contingent liabilities lapse and the time of the liquidation and dissolution becomes more certain.
Upon liquidation and dissolution the Partnership will make a final distribution of its remaining cash, constituting the remaining asset of the Partnership to the limited partners.

The net proceeds from closing together with a portion of Partnership cash reserves were utilized as follows:

          Net proceeds on sale                               $2,498,663
          Utilization of Partnership cash reserves              448,512
                                                             ----------
          Distribution to Limited Partners ($275/unit)       $2,947,175
                                                             ==========

PART II. OTHER INFORMATION
         -----------------

Item 6. Exhibits and Reports on Form 8-K

       (b)  Reports on Form 8-K

            The Registrant filed a report on Form 8-K dated November 13, 1997 reporting the results of the special meeting of the limited partners of the Partnership held on that date.

            The Registrant filed a report on Form 8-K dated December 17, 1997 reporting changes to the previously disclosed timing on the closing of the sale of the Partnership's Remaining Property.

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


                         BOETTCHER PENSION INVESTORS LTD.
                         --------------------------------
                                  (Registrant)

                         By:  Boettcher Affiliated Investors L.P.
                              Managing General Partner

                              By:   Boettcher Properties, Ltd.
                                    Managing General Partner

                                    By:  BPL Holdings, Inc.
                                         Managing General Partner

Dated: March 13, 1998         By:   /s/Thomas M. Mansheim
                                    -----------------------------
                                    Thomas M. Mansheim
                                    Treasurer; Principal
                                    Financial and Accounting
                                    Officer of the Partnership